Form 10QSB
period 2006-04-30
DENIA ENTERPRISES INC
filed 2006-06-13
CIK 1284802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended April 30, 2006.

[    ]   Transition Report pursuant to 13 or 15(d) of  the  Securities  Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-132584
                                           ----------

                             DENIA ENTERPRISES INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                     41-21333756
----------------------------------         -------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

455 Beach Crescent, Suite 2106
Vancouver, British Columbia, Canada                      V6Z 3E5
-----------------------------------------        -----------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:         604-719-3563
                                               ------------------------------

                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days. Yes | X | No | |

Indicate by check mark whether the registrant is a shell company (as defined  in
Rule 12b-2 of the Exchange Act). Yes |     |       No | X |

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes |    |   No |    |

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,540,000 Shares of $0.001 par value Common Stock outstanding as of June 12, 2006.

Transitional Small Business Disclosure Format (Check one): Yes |   |   No |   |

                             DENIA ENTERPRISES INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 APRIL 30, 2006

                                   (Unaudited)

















BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                                 April 30,          January 31,
                                                                                   2006                 2006
                                                                                   ----                 ----
                                                                                (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
   Cash                                                                     $         15,638     $         24,033
   Prepaid expenses                                                                      800                    -
                                                                            ----------------     -----------------
                                                                            $         16,438     $         24,033
                                                                            ================     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                 $          4,430     $          3,100
   Due to related party (Note 5)                                                           -                  400
                                                                            ----------------     -----------------
                                                                                       4,430                3,500
                                                                            ----------------     -----------------

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

STOCKHOLDERS' EQUITY
Capital stock (Note 4)
     Authorized
        75,000,000 common shares, $0.001 par value,
     Issued and outstanding
        8,540,000 common shares (January 31, 2006 - 8,540,000)                         8,540                8,540
Additional paid in capital                                                            25,260               25,260
Deficit accumulated during the exploration stage                                 (    21,792)       (      13,267)
                                                                            ----------------     -----------------
                                                                                      12,008               20,533
                                                                            ----------------     -----------------
                                                                            $         16,438     $         24,033
                                                                            ================     =================


     The accompanying notes are an integral part of these interim financial statements

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three months    Three months    March 10, 2004
                                                                ended           ended        (Inception) to
                                                              April 30,        April 30,        April 30,
                                                                 2006            2005             2006
                                                                 ----             ----            ----
Expenses
   Accounting and audit fees                              $          4,215   $         -     $        7,315
   Legal fees                                                        1,500             -              1,500
   Management fees                                                   2,000         3,000              7,000
   Mineral property costs (Note 3)                                       -             -              1,300
   Office and administration expenses                                  810         2,732              4,677
                                                          ----------------   ------------    --------------
Net loss                                                  $          8,525   $     5,732     $       21,792
                                                          ================   ============    ==============
Basic and diluted loss per share                          $           0.00   $      0.00
                                                          ================   ============
Weighted average number of shares outstanding                    8,540,000     4,159,551
                                                          ================   ============


     The accompanying notes are an integral part of these interim financial statements

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three months         Three months    March 10, 2004
                                                             ended                 ended       (Inception) to
                                                           April 30,             April 30,        April 30,
                                                              2006                 2005             2006
                                                              ----                 ----             ----
Operating Activities
   Net loss                                            $  (      8,525)     $  (    5,732)    $  (     21,792)
   Item not requiring use of cash
     Mineral property costs                                          -                  -                 300
   Change in non-cash working capital balance
   related to operations
     Prepaid expenses                                     (        800)        (    1,000)       (        800)
     Accounts payable and accrued
     Liabilities                                                 1,330                  -                 4,430
                                                       ----------------     --------------     ---------------
Net cash used in operations                               (      7,995)        (    6,732)       (     17,862)
                                                       ----------------     --------------     ---------------
Financing Activities
   Proceeds on sale of common stock                                  -              8,000              33,500

   Repayment to related party                             (        400)        (       80)                  -
                                                       ----------------     --------------     ---------------
Net cash flows from (used in)                             (        400)             7,320              33,500
financing activities
                                                       ----------------     --------------     ---------------
Increase (decrease) in cash                               (      8,395)                 -              15,638

Cash, beginning                                                 24,033                  -                   -
                                                       ----------------     --------------     ---------------
Cash, ending                                           $        15,638      $         588     $        15,638
                                                       ================     ==============     ===============

Supplemental cash flow information
     Cash paid for interest                            $             -      $           -     $             -
                                                       ================     ==============     ===============

     Cash paid for income taxes                        $             -      $           -     $             -
                                                       ================     ==============     ==============

     The accompanying notes are an integral part of these interim financial statements

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           for the period March 10, 2004 (Inception) to April 30, 2006

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                Additional      During the
                                                     Common Shares               Paid-in        Exploration
                                           ----------------------------------
                                                Number          Par Value        Capital           Stage           Total
                                                ------          ---------        -------           -----           -----
Balance, March 10, 2004,                                -    $            -  $            -   $            -  $            -
Net loss                                                -                 -               -       (    1,880)    (     1,880)
                                             -------------   --------------- ---------------  --------------- ---------------
Balance, January 31, 2005                               -                 -               -       (    1,880)    (     1,880)

Capital stock issued for cash:
 - March 2005 at $0.001 per                     6,500,000             6,500               -                -           6,500
   share
 - January 2006 at $0.01 per
    share                                       1,500,000             1,500          13,500                -          15,000
 - January  2006 at $0.05 per
    share                                         240,000               240          11,760                -          12,000
Capital stock issued for mineral
property:
- January  2006 at $0.01 per
    share (Note 3)                                300,000               300               -                -             300
Net loss                                                -                 -               -       (   11,387)    (    11,387)
                                             -------------   --------------- ---------------  --------------- ---------------
Balance, January 31, 2006 (Audited)             8,540,000             8,540          25,260       (   13,267)         20,533

Net loss                                                -                 -               -       (    8,525)    (     8,525)
                                             -------------   --------------- ---------------  --------------- ---------------
Balance, April 30, 2006 (Unaudited)             8,540,000    $        8,540  $       25,260   $   (   21,792) $       12,008
                                             =============   =============== ===============  =============== ===============

     The accompanying notes are an integral part of these interim financial statements

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 April 30, 2006
                                   (Unaudited)

Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization
              ------------
              The Company was incorporated in the State of Nevada on March 10, 2004 and is in the exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

              Going concern
              -------------
              These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit of $21,792 as of April 30, 2006, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2006 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              Basis of Presentation
              ---------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The company's year end is January 31.

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 April 30, 2006
                                   (Unaudited)


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Exploration Stage Company
              -------------------------
              The Company complies with Financial Accounting Standards Board ("FASB") Statement No. 7 its characterization of the Company as an exploration stage enterprise.

              Mineral Property
              ----------------
              Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral property. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at April 30, 2006, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

              Use of Estimates and Assumptions
              --------------------------------
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated to United States dollars at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 April 30, 2006
                                   (Unaudited)

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Environmental Costs
              -------------------
              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

              Income Taxes
              ------------
              The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              At April 30, 2006 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

              Basic and Diluted Loss Per Share
              --------------------------------
              Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.
              Because the Company does not have any potentially dilutive securities, the diluted loss per share equals the basic loss per share.

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 April 30, 2006
                                   (Unaudited)


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Stock-based Compensation
              ------------------------
              In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin
              ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on February 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

              Recent Accounting Pronouncements
              --------------------------------
              In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 April 30, 2006
                                   (Unaudited)

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------
              In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements

Note 3        Mineral Property
              ----------------
              Julie Group Claims
              ------------------
              By a mineral property purchase agreement dated January 18, 2006, the Company acquired a 100% undivided right, title and interest in and to three mineral claims, known as "Julie Group", located in the province of British Columbia, Canada by the issuance of 300,000 common shares of the company's capital stock at $0.01 per share for a total of $300 from an unrelated party. During the year ended January 31, 2006 the Company also incurred $1,000 of mineral property costs. To date the Company has incurred costs of $1,300 on the Julie Group property.

              The property is held in trust by the vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. At April 30, 2006 the title to the property has not been recorded in the name of the Company.

Note 4        Capital Stock
              -------------

              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the year ended January 31, 2006, the Company issued 8,240,000 shares of common stock for total cash proceeds of $33,500. The Company issued 300,000 shares of its common stock at $0.01 per share for a total of $300 for a mineral property (See
              Note 3). At April 30, 2006, there were no outstanding stock options or warrants.

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 April 30, 2006
                                   (Unaudited)

Note 5        Related Party Transactions
              --------------------------
              During the year ended January 31, 2006, a director of the Company provided a $400 loan to the Company. The amount was unsecured, non-interest bearing and has no specified terms of repayment. During the period ended April 30, 2006, this loan was repaid. During the three months ended April 30, 2006 the Company paid administration fees of $Nil (2005: $2,320) to its secretary and paid management fees of $2,000 (2005: $3,000) to its president.

Forward-Looking Statements
--------------------------
This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation
-------------------------
Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one and two exploration programs on the Julie Group claims consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. We anticipate that the phase one program will cost approximately $11,000, while the phase two program will cost approximately $26,000. The above program cost estimates were provided to us by Mrs. Renee Brickner and are contained in her geological report respecting the Julie Group claims. Project costs may exceed Mrs.Brickner's estimates.

To date, we have not commenced exploration on the Julie Group claims. However, we did retain Mrs. Renee Brickner, a professional geologist, to complete an initial review of the claims and to provide us with a geological report respecting the claims that included exploration recommendations. For these services, we paid Mrs. Brickner $1,000.

We planned to commence the phase one exploration program on the Julie Group claims in June of 2006, as soon as weather conditions in the area permit. The program should take approximately two weeks to complete. We will then undertake the phase two work program during July 2006. This program will take approximately one month to complete.

Following the phase two exploration, we intend to complete a drilling program on the Julie Group claims. The estimate cost of this program is $100,000 and will take approximately three months to complete, including the collection and interpretation of all exploration data. Subject to financing, we anticipate commencing the drill program in the spring of 2007. Follow up drilling would occur in the autumn of 2007.

While weather may occasionally prevent us from accessing the Julie Group claims in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration programs.

As well, we anticipate spending an additional $7,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $44,000.

We will require additional funding in order to proceed with the proposed phase two surveys and with any subsequent recommended work on the claims. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Results of Operations For Period Ending April 30, 2006

We did not earn any revenues during the three-month period ending April 30, 2006. During the period ended April 30, 2006, we incurred operating expenses in the amount of $8,525, compared to operating expenses of $5,732 incurred during the same period in fiscal 2005. These operating expenses were comprised of accounting and audit fees of $4,215 (2005: $Nil), legal fees of $1,500 (2005:
$Nil) management services of $2,000 (2005: $3,000), and office and administration costs of $810 (2005: $2,732). The increase in operating expenses during the three months ended April 30, 2006, compared to the same period in fiscal 2005, was due to the increase in professional and legal fees. These increases were offset by the decrease in management fees and office and administration costs.

As at April 30, 2006, the Company had $15,638 in cash and liabilities totalling $4,430 for a working capital of $12,008 compared to the working capital of $20,533 as at January 31, 2006.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies
----------------------------
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Mineral Properties

We charge all of our mineral property acquisition and exploration costs to operations as incurred. If, in the future, we determine that a mineral property in which we have an interest can be economically developed on the basis of established proven and probable reserves, we will capitalize the costs incurred to develop the property. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2006. This evaluation was conducted by Zoran Pudar and Elena Ilina, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Zoran Pudar and Elena Ilina our chief executive officer and principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.


Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002

 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 13, 2006


Denia Enterprises Inc.


/s/ Zoran Pudar
------------------------------
Zoran Pudar, President