Form 10QSB
period 2006-07-31
DENIA ENTERPRISES INC
filed 2006-08-22
CIK 1284802

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended July 31, 2006.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-132584
                                           ----------

                             DENIA ENTERPRISES INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                         41-21333756
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

455 Beach Crescent, Suite 2106
Vancouver, British Columbia, Canada                            V6Z 3E5
----------------------------------------       ---------------------------------
(Address of principal executive offices)               (Postal or Zip Code)


Issuer's telephone number, including area code: 604-719-3563
                                              --------------

                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes |  |   No |   |

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,540,000 Shares of $0.001 par value Common Stock outstanding as of August 22, 2006.

Transitional Small Business Disclosure Format (Check one): Yes | |   No | |

                             DENIA ENTERPRISES INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  JULY 31, 2006

                                   (Unaudited)
                                   -----------
















BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                                 July 31,           January 31,
                                                                                   2006                 2006
                                                                                   ----                 ----
                                                                                (Unaudited)          (Audited)

                                                     ASSETS
                                                     ------
CURRENT ASSETS
   Cash                                                                     $            387     $         24,033
   Prepaid expenses                                                                      500                    -
                                                                                ------------          -----------
                                                                            $            887     $         24,033
                                                                                ============          ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  ----------------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                 $          6,320     $          3,100
   Due to related party (Note 5)                                                           -                  400
                                                                                ------------          -----------
                                                                                       6,320                3,500
                                                                                ------------          -----------

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 4)
     Authorized
        75,000,000 common shares, $0.001 par value,
     Issued and outstanding
        8,540,000 common shares (January 31, 2006 - 8,540,000)                         8,540                8,540
Additional paid in capital                                                            25,260               25,260
Deficit accumulated during the exploration stage                                (     39,233)       (      13,267)
                                                                                ------------          -----------
                                                                                (      5,433)              20,533
                                                                                ------------          -----------
                                                                            $            887     $         24,033
                                                                                ============          ===========







     The accompanying notes are an integral part of these interim financial statements

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   -----------

                                                 Three months       Three months   Six months     Six months    March 10, 2004
                                                     ended             ended          ended          ended    (Inception) to
                                                    July 31,          July 31,       July 31,       July 31,      July 31,
                                                      2006              2005          2006            2005            2006
                                                      ----              ----          ----            ----            ----
     Expenses
        Accounting and audit fees                $      620    $           -  $       4,835     $          -  $       7,935
        Consulting                                    5,000                -          5,000                -          5,000
        Legal fees                                    1,500                -          3,000                -          3,000
        Management fees                                   -                -          2,000            3,000          7,000
        Mineral property costs (Note 3)                   -                -              -                -          1,300
        Office and administration expenses               24               30            834            2,752          4,701
        Transfer agent                                10,297               -         10,297                -         10,297
                                                ------------       ----------   ------------     -----------      ----------
     Net loss                                    $ (  17,441)  $(         30) $ (    25,966)    $ (    5,752)  $ (   39,233)
                                                ============       ==========   ===========      ============     ==========
     Basic and diluted loss per share            $    (0.00)   $       (0.00) $       (0.00)    $      (0.00)
                                                ============       ==========   ============     ============
     Weighted average number of shares outstanding 8,540,000        6,663,043      8,540,000        5,432,044
                                                ============       ==========   ============     ============









     The accompanying notes are an integral part of these interim financial statements

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------

                                                           Six months           Six months           March 10, 2004
                                                             ended                 ended             (Inception) to
                                                            July 31,             July 31,               July 31,
                                                              2006                 2005                   2006
                                                              ----                 ----                   ----
Operating Activities
   Net loss                                        $   (      25,966)     $  (        5,752)    $  (      39,233)
   Item not requiring use of cash
     Mineral property costs                                        -                     -                   300
   Change in non-cash working capital balance
   related to operations
     Prepaid expenses                                  (         500)        (        1,000)       (         500)
     Accounts payable and accrued
     Liabilities                                               3,220                     -                 6,320
                                                       -------------          --------------       --------------
Net cash used in operations                            (      23,246)        (        6,752)       (      33,113)
                                                       -------------          --------------       --------------
Financing Activities
   Proceeds on sale of common stock                               -                  11,000               33,500
   Repayment to related party                          (         400)        (          680)                  -
                                                       -------------          --------------       --------------
Net cash flows from (used in)                          (         400)                10,320               33,500
financing activities
                                                       -------------          --------------       --------------
Increase (decrease) in cash                            (      23,646)                     -                  387

Cash, beginning                                               24,033                      -                    -
                                                       -------------          --------------       --------------
Cash, ending                                       $             387    $              3,568    $            387
                                                       =============          ==============       ==============

Supplemental cash flow information
     Cash paid for interest                        $              -     $                 -     $              -
                                                       =============          ==============       ==============
     Cash paid for income taxes                    $              -     $                 -     $              -
                                                       =============          ==============       ==============








     The accompanying notes are an integral part of these interim financial statements

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
           for the period March 10, 2004 (Inception) to July 31, 2006

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                   Additional       During the
                                                         Common Shares               Paid-in       Exploration
                                               -------------------------------
                                                    Number         Par Value         Capital          Stage            Total
                                                    ------         ---------         -------          -----            -----
Balance, March 10, 2004,                                    -   $            -   $            -  $            -   $            -
Net loss                                                    -                -                -      (    1,880)     (     1,880)
                                                -------------      -----------     ------------     -----------       -----------
Balance, January 31, 2005                                   -                -                -      (    1,880)     (     1,880)

Capital stock issued for cash:
 - March 2005 at $0.001 per share                   6,500,000            6,500                -               -            6,500
 - January 2006 at $0.01 per share                  1,500,000            1,500           13,500               -           15,000
 - January  2006 at $0.05 per share                   240,000              240           11,760               -           12,000
Capital stock issued for mineral property:
- January  2006 at $0.001 per share                   300,000              300                -               -              300
   (Note 3)
Net loss                                                    -                -                -      (   11,387)     (    11,387)
                                                -------------     ------------     ------------     -----------       -----------
Balance, January 31, 2006 (Audited)                 8,540,000            8,540           25,260      (   13,267)          20,533

Net loss                                                    -                -                -      (   25,966)     (    25,966)
                                                -------------     ------------     ------------     ------------      -----------
Balance, July 31, 2006 (Unaudited)                  8,540,000   $        8,540   $       25,260  $   (   39,233)  $  (     5,433)
                                                =============     ============     ============     ============      ===========











     The accompanying notes are an integral part of these interim financial statements

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2006
                                   (Unaudited)
                                   -----------

Note 1        Nature and Continuance of Operations
              ------------------------------------

              Organization

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

              Going concern

              These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit of $39,233 as of July 31, 2006, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements

              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2006 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

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

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2006
                                   (Unaudited)
                                   -----------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Exploration Stage Company
              -------------------------

              The Company complies with Financial Accounting Standards Board ("FASB") Statement No. 7 its characterization of the Company as an exploration stage enterprise.

              Mineral Property
              ----------------

              Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. To date, the Company's mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at July 31, 2006, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

              Use of Estimates and Assumptions
              ---------------------------------

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

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2006
                                   (Unaudited)
                                   -----------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

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

              At July 31, 2006 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2006
                                   (Unaudited)
                                   -----------

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

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2006
                                   (Unaudited)
                                   -----------

Note 2         Summary of Significant Accounting Policies - (cont'd)
               ------------------------------------------

              Recent Accounting Pronouncements- (cont'd)
              --------------------------------

              In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

              In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB
              Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of this Interpretation on its financial statements.

Note 3        Mineral Property
              ----------------

              Julie Group Claims
              ------------------

              By a mineral property purchase agreement dated January 18, 2006, the Company acquired a 100% undivided right, title and interest in and to three mineral claims, known as "Julie Group", located in the province of British Columbia, Canada by the issuance of 300,000 common shares of the company's capital stock at $0.001 per share for a total of $300 from an unrelated party. During the year ended January 31, 2006 the Company also incurred $1,000 of mineral property costs. To date the Company has incurred costs of $1,300 on the Julie Group property.

              The property is held in trust by the vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. At July 31, 2006 the title to the property has not been recorded in the name of the Company.

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2006
                                   (Unaudited)
                                   -----------

Note 4        Capital Stock
              -------------

              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the year ended January 31, 2006, the Company issued 8,240,000 shares of common stock for total cash proceeds of $33,500. The Company issued 300,000 shares of its common stock at $0.001 per share for a total of $300 for a mineral property (See
              Note 3). At July 31, 2006, there were no outstanding stock options or warrants.


Note 5        Related Party Transactions
              --------------------------

              During the year ended January 31, 2006, a director of the Company provided a $400 loan to the Company. The amount was unsecured, non-interest bearing and has no specified terms of repayment. During the period ended July 31, 2006, this loan was repaid. During the six months ended July 31, 2006 the Company paid administration fees of $Nil (2005: $2,320) to its secretary and paid management fees of $2,000 (2005: $3,000) to its president.

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

We planned to commence the phase one exploration program on the Julie Group claims in June of 2006. We have rescheduled the commencement to August 2006 according to our geologist's exploration schedule. The program should take approximately two weeks to complete. We will then undertake the phase two work program during September 2006. This program will take approximately one month to complete.

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

As well, we anticipate spending an additional $9,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $46,000.

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

Results of Operations For Period Ending July 31, 2006

We did not earn any revenues during the six-month period ending July 31, 2006. During the period ended July 31, 2006, we incurred operating expenses in the amount of $25,966, compared to operating expenses of $5,752 incurred during the same period in fiscal 2005. These operating expenses were comprised of accounting and audit fees of $4,835 (2005: $Nil), consulting fees of $5,000 (2005: $Nil), legal fees of $3,000 (2005: $Nil) management services of $2,000 (2005: $3,000), office and administration costs of $834 (2005: $2,752), and transfer agent fees of $10,297 (2005: $Nil). The increase in operating expenses during the six months ended July 31, 2006, compared to the same period in fiscal 2005, was due to the increase in professional, consulting, legal and transfer agent fees. These increases were offset by the decrease in management fees and office and administration costs.

As at July 31, 2006, the Company had cash of $387, prepaid expenses of $500, and liabilities totalling $6,320 for a working capital deficiency of $5,433 compared to the working capital of $20,533 as at January 31, 2006.

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

Mineral Properties
------------------

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


Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2006. This evaluation was conducted by Zoran Pudar and Elena Ilina, our chief executive officer and our principal accounting officer.

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

August 22, 2006


Denia Enterprises Inc.


/s/ Zoran Pudar
----------------------
Zoran Pudar, President