Form 10QSB
period 2006-10-31
DENIA ENTERPRISES INC
filed 2006-12-15
CIK 1284802

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended October 31, 2006.

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                        Commission File Number 333-132584
                                   ----------

                             DENIA ENTERPRISES INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                      41-21333756
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

1802 N. Carson Street
Carson City, Nevada                                          89701
---------------------------------------              ---------------------------
(Address of principal executive offices)                (Postal or Zip Code)


Issuer's telephone number, including area code: 506-872-4033


455 Beach Crescent, Suite 2106, Vancouver, BC, Canada V6Z 3E5
-------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Yes |     |       No |   |

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,540,000 Shares of $0.001 par value Common Stock outstanding as of December 12, 2006.

Transitional Small Business Disclosure Format (Check one): Yes |  |   No |  |

                             DENIA ENTERPRISES INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                OCTOBER 31, 2006

                                   (Unaudited)

















BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS


                                                                                October 31,         January 31,
                                                                                   2006                 2006
                                                                                   ----                 ----
                                                                                (Unaudited)          (Audited)
                                                    ASSETS
                                                    ------

CURRENT ASSETS
   Cash                                                                     $              1     $         24,033
   Prepaid expenses                                                                      500                    -
                                                                                ------------           ----------
                                                                            $            501     $         24,033
                                                                                ============           ==========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  ----------------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                 $          6,100     $          3,100
   Due to related party (Note 5)                                                       5,170                  400
                                                                                ------------           ----------
                                                                                      11,270                3,500
                                                                                ------------           ----------

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 4)
     Authorized
        75,000,000 common shares, $0.001 par value,
     Issued and outstanding
        8,540,000 common shares (January 31, 2006 - 8,540,000)                         8,540                8,540
Additional paid in capital                                                            25,260               25,260
Deficit accumulated during the exploration stage                                (     44,569)       (      13,267)
                                                                                ------------           ----------
                                                                                (     10,769)              20,533
                                                                                ------------           ----------
                                                                            $            501     $         24,033
                                                                                ============           ==========






     The accompanying notes are an integral part of these interim financial statements

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   -----------


                                                     Three months   Three months      Nine months    Nine months  March 10, 2004
                                                         ended          ended            ended          ended     (Inception) to
                                                      October 31,     October 31,     October 31,     October 31,   October 31,
                                                         2006             2005            2006           2005           2006
                                                         ----             ----            ----           ----           ----
Expenses
  Accounting and audit fees                       $          3,585  $           -  $         8,420  $           -  $      11,520
  Consulting                                                     -              -            5,000              -          5,000
  Legal fees                                                 1,500              -            4,500              -          4,500
  Management fees (Note 5)                                       -          2,000            2,000          5,000          7,000
  Mineral property costs (Note 3)                                -              -               -               -          1,300
  Office and administration expenses (Note 5)                   51             20              885          2,772          4,752
  Transfer agent                                               200              -           10,497              -         10,497
                                                     -------------    ------------     ------------   -----------    ------------
  Net loss                                        $   (     5,336)  $ (     2,020) $ (      31,302) $ (    7,772)  $ (    44,569)
                                                     =============    ============     ============   ===========
  Basic and diluted loss per share                $         (0.00)  $       (0.00) $         (0.00) $      (0.00)
                                                     =============    ============     ============   ===========
  Weighted average number of shares outstanding          8,540,000       6,861,957       8,540,000      5,909,524
                                                     =============    ============     ============   ===========





     The accompanying notes are an integral part of these interim financial statements

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------

                                                          Nine months           Nine months          March 10, 2004
                                                             ended                 ended             (Inception) to
                                                          October 31,           October 31,            October 31,
                                                              2006                 2005                   2006
                                                              ----                 ----                   ----
Operating Activities
   Net loss                                            $  (       31,302)   $  (        7,772)    $  (       44,569)
   Item not requiring use of cash
     Mineral property costs                                            -                    -                   300
   Change in non-cash working capital balance
   related to operations
     Prepaid expenses                                     (          500)      (        1,000)       (          500)
     Accounts payable and accrued
     Liabilities                                                   3,000                    -                 6,100
                                                           -------------         -------------         -------------
Net cash used in operations                               (       28,802)      (        8,772)       (       38,669)
                                                           -------------         -------------         -------------
Financing Activities
   Proceeds on sale of common stock                                    -               11,000                33,500
   Due to related party                                            4,770       (          680)                5,170
                                                           -------------         -------------         ------------
Net cash flows from financing activities                           4,770               10,320                38,670
                                                           -------------         -------------         ------------
Increase (decrease) in cash                              (        24,032)                   -                     1

Cash, beginning                                                   24,033                    -                     -
                                                           -------------         -------------         ------------
Cash, ending                                           $               1    $           1,548     $               1
                                                           =============         =============         ============

Supplemental cash flow information
     Cash paid for interest                            $              -     $               -     $               -
                                                           ============          =============         ============
     Cash paid for income taxes                        $              -     $               -     $               -
                                                           ============          =============         ============




     The accompanying notes are an integral part of these interim financial statements

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
          for the period March 10, 2004 (Inception) to October 31, 2006

                                                                                                      Deficit
                                                                                                   Accumulated
                                                                                   Additional       During the
                                                         Common Shares               Paid-in       Exploration
                                                ----------------------------
                                                    Number         Par Value         Capital          Stage            Total
                                                    ------         ---------         -------          -----            -----
Balance, March 10, 2004,                                   -   $            -   $            -  $            -   $            -
Net loss                                                   -                -                -      (    1,880)     (     1,880)
                                                  ----------       ----------      -----------      ----------       -----------
Balance, January 31, 2005                                  -                -                -      (    1,880)     (     1,880)

Capital stock issued for cash:
 - March 2005 at $0.001 per share                  6,500,000            6,500                -               -            6,500
 - January 2006 at $0.01 per share                 1,500,000            1,500           13,500               -           15,000
 - January  2006 at $0.05 per share                  240,000              240           11,760               -           12,000
Capital stock issued for mineral property:
- January  2006 at $0.001 per share                  300,000              300                -                 -            300
   (Note 3)
Net loss                                                   -                -                -      (   11,387)     (    11,387)
                                                 -----------       ----------      -----------      ----------       ----------
Balance, January 31, 2006 (Audited)                8,540,000            8,540           25,260      (   13,267)          20,533

Net loss                                                   -                -                -      (   31,302)     (    31,302)
                                                 -----------       ----------      -----------      ----------       ----------
Balance, October 31, 2006 (Unaudited)              8,540,000   $        8,540   $       25,260  $   (   44,569)  $  (    10,769)
                                                 ===========       ==========      ===========      ==========       ==========





     The accompanying notes are an integral part of these interim financial statements

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                October 31, 2006
                                   (Unaudited)
                                   -----------

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

              Going concern
              -------------

              These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit of $44,569 as of October 31, 2006, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------

              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2006 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

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

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                October 31, 2006
                                   (Unaudited)
                                   -----------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Exploration Stage Company
              -------------------------

              The Company complies with Financial Accounting Standards Board ("FASB") Statement No. 7 its characterization of the Company as an exploration stage enterprise.

              Mineral Property
              ----------------

              Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. To date, the Company's mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at October 31, 2006, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                October 31, 2006
                                   (Unaudited)
                                   -----------

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

              At October 31, 2006 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                October 31, 2006
                                   (Unaudited)
                                   -----------

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

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                October 31, 2006
                                   (Unaudited)
                                   -----------

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

              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

                             DENIA ENTERPRISES INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                October 31, 2006
                                   (Unaudited)
                                   -----------

Note 2         Summary of Significant Accounting Policies - (cont'd)
               ------------------------------------------

              Recent Accounting Pronouncements- (cont'd)
              --------------------------------

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

              The property is held in trust by the vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. At October 31, 2006 the title to the property has not been recorded in the name of the Company.

Note 4        Capital Stock
              -------------

              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the year ended January 31, 2006, the Company issued 8,240,000 shares of common stock for total cash proceeds of $33,500. The Company issued 300,000 shares of its common stock at $0.001 per share for a total of $300 for a mineral property (See
              Note 3). At October 31, 2006, there were no outstanding stock options or warrants.

Note 5        Related Party Transactions
              --------------------------

              During the year ended January 31, 2006, a director of the Company provided a $400 loan to the Company. The amount was unsecured, non-interest bearing and has no specified terms of repayment. During the period ended July 31, 2006, this loan was repaid. During the nine months ended October 31, 2006, a director of the Company provided a $5,170 loan to the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment. During the nine months ended October 31, 2006 the Company paid administration fees of $Nil (2005: $2,320) to its secretary and paid management fees of $2,000 (2005: $5,000) to its president.

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

We planned to commence our exploration program on the Julie Group claims in 2006. We have rescheduled the commencement to the beginning of 2007 according to our geologist's exploration schedule and financing of the program. The program should take approximately two weeks to complete. We will then undertake the phase two work program during summer 2007. This program will take approximately one month to complete.

Following the phase two exploration, we intend to complete a drilling program on the Julie Group claims. The estimate cost of this program is $100,000 and will take approximately three months to complete, including the collection and interpretation of all exploration data. Subject to financing, we anticipate commencing the drill program in the fall of 2007.

While weather may occasionally prevent us from accessing the Julie Group claims in winter months, we do not expect conditions to impact our plan of operation, as we have scheduled our exploration programs during the spring, summer and autumn.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration programs.

As well, we anticipate spending an additional $12,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $49,000.

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

Results of Operations For Period Ending October 31, 2006

We did not earn any revenues during the nine-month period ending October 31, 2006. During the period ended October 31, 2006, we incurred operating expenses in the amount of $31,302, compared to operating expenses of $7,772 incurred during the same period in fiscal 2005. These operating expenses were comprised of accounting and audit fees of $8,420 (2005: $Nil), consulting fees of $5,000 (2005: $Nil), legal fees of $4,500 (2005: $Nil) management services of $2,000 (2005: $5,000), office and administration costs of $885 (2005: $2,772), and transfer agent fees of $10,497 (2005: $Nil). The increase in operating expenses during the nine months ended October 31, 2006, compared to the same period in fiscal 2005, was due to the increase in professional, consulting, legal and transfer agent fees. These increases were offset by the decrease in management fees and office and administration costs.

As at October 31, 2006, the Company had cash of $1, prepaid expenses of $500, and liabilities totalling $11,270 for a working capital deficiency of $10,769 compared to the working capital of $20,533 as at January 31, 2006.

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


Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 15, 2006. This evaluation was conducted by Norm Dority, our chief executive officer and principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, Norm Dority, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




On November 30, 2006, we filed a current report on the Form 8-K announcing changes in the Board of Directors.

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 15, 2006


Denia Enterprises Inc.


/s/ Norm Dority
----------------------
Norm Dority, President