Form 10KSB
period 2007-01-31
DENIA ENTERPRISES INC
filed 2007-05-16
CIK 1284802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-132584

DENIA ENTERPRISES INC.
(Name of small business issuer in its charter)

Nevada	41-2133756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1802 N. Carson Street Carson City, Nevada	89701

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (702) 448-5816

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one): Yes [   ] No [X]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $Nil

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the latest practicable date: 8,540,000 Shares of $0.001 par value Common Stock outstanding as of April 30, 2007.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of April 30, 2007.

8,540,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X].

PART I

Item 1.           Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Denia" mean Denia Enterprises Inc., unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on March 10, 2004.  We are an exploration stage corporation, in the business of mineral claims exploration.  To date, we have not conducted any exploration on the Julie Group

Claims (the "Julie Group") located in the Nicola Mining Division of British Columbia, Canada.  We have acquired a 100% interest in the Julie Group, which is located approximately 50km south of Merritt, British Columbia and consist of the three mineral claims totaling 542.991 hectares. We have issued 300,000 common shares of the company's capital stock to 690047 BC Ltd., the owner of the claims, in January 2006.

Our objective is to conduct mineral exploration activities on the Julie Group in order to assess whether it possesses economic reserves of gold and silver.  We have not yet identified any economic mineralization on the claims. Our proposed exploration program is designed to search for an economic mineral deposit.

We are planning to conduct only the preliminary stages of exploration work on the Julie Group claims.  We will need to spend extensive amounts of money and time on additional exploration before we are able to determine whether the property contains economic quantities of mineralization.

Our administrative office address and our mailing address is 1802 N. Carson Street, Carson City, Nevada and our telephone number is (702) 448-5816.

Corporate History

We were incorporated in the State of Nevada on March 10, 2004.

By a mineral property purchase agreement dated January 18, 2006, the Company acquired a 100% undivided right, title and interest in and to three mineral claims, known as "Julie Group", located in the province of British Columbia, Canada by the issuance of 300,000 common shares of the company’s capital stock at $0.001 per share for a total of $300 from an unrelated party.  To date the Company has incurred costs of $1,300 on the Julie Group property.  We have not yet commenced exploration on the Julie Group claims.

The property is held in trust by the vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. At January 31, 2007 the title to the property has not been recorded in the name of the Company

We have not been involved in any bankruptcy, receivership or similar proceeding.

Our Current Business

On January 18, 2006, we entered into a Mineral Property Purchase  Agreement (the "Agreement") with 630047 BC Ltd. (the "Vendor") of Vancouver,  British Columbia, whereby the Vendor agreed to transfer to us a 100%  undivided  right,  title and interest in total of three mineral claims located in the Nicola Mining  Division of British  Columbia.  In order to acquire a 100% interest in these claims, we have to issue to the Vendor 300,000 common shares (issued) of the Company's capital stock. The claims are held in trust for the Company by the Vendor.  Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.  At January 31, 2007, the title to the Julie Group claims has not been recorded in the name of the Company.

Our  plan  of  operation is to complete the recommended phase one and two exploration programs on the Julie Group claims  consisting of re-sampling  of old workings,  geologic mapping,  analytical and test surveys.  We anticipate that the phase one program will  cost  approximately  $10,965,  while  the  phase  two  program  will  cost approximately  $25,965.  The above program cost estimates were provided to us by Renee Brickner and are contained in her geological report respecting the Julie Group claims. Project costs may exceed Brickner's estimates.

To date, we have not commenced exploration on the Julie Group property. However, we did retain Brickner,  a  professional  geologist,  to complete an initial  review  of the  claims  and to  provide  us  with a  geological  report respecting  the claims  that  included  exploration  recommendations.  For these services, we paid Brickner $1,000.

We plan to commence the phase one exploration program on the Julie Group claims and the program should take approximately one month to complete.  We will then undertake the phase two work program.  This program will also take approximately one month to complete.

Following the phase two exploration, we intend to complete a drilling program on the Julie Group.  The estimate cost of this program is $90,000 and will take approximately three months to complete, including the collection and interpretation of all exploration data.  Subject to financing, we anticipate commencing the drill program in the spring of 2007.  Follow up drilling would occur in the autumn of 2007.

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

If we are unable to complete exploration because we do not have enough money, we may be required to cease activities until we raise more money. If we cannot or do not raise additional funds, we may be required to permanently cease activities. To raise any additional money that is needed, we intend to rely on the issuance of securities through private placements or from shareholder or other loans.

Competition

The mining industry is competitive. We compete with numerous companies, including many major mining companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for access to funds. There are other competitors that have operations in British Columbia and the presence of these competitors could adversely affect our ability to compete for financing and to obtain the service providers, staff or equipment necessary for the exploration of the Julie Group claims.

Governmental Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs.  Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment.

Examples of regulatory requirements include:

-

Water discharge will have to meet water standards;

-

Dust generation will have to be minimal or otherwise re-mediated;

-

Dumping of material on the surface will  have  to  be  re-contoured and re-vegetated;

-

An assessment of all material to be left on the surface will need to be environmentally benign;

-

Ground water will have to be monitored for any potential contaminants;

-

The socio-economic impact of the project will have to be evaluated  and if deemed negative, will have to be re-mediated; and

-

There will have to be an impact report of the work on the local fauna and flora.

Because there will not be any significant physical disturbance to the Julie Group claims, we will not incur any costs in complying with environmental laws during the first two planned phases of exploration on the claims.  Subsequent drilling will require some remediation work, which is not expected to exceed $10,000. We will need to raise additional funds to finance any drilling program, including remediation costs.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration programs.  Because there is presently no information on the size, tenor, or quality of any minerals or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our mineral claims.

Environmental Laws

If we do find mineral resources on the claims and are able to move past the exploration stage into the development stage, then we will be subject to many environmental regulations. The Canadian Environmental Assessment Act (CEAA) would apply to any mining operations that we conduct. This law requires that we prove to the government of Canada that the potential environmental effects of work programs will not cause significant adverse environmental effects. We would also be required to comply with laws dealing with environmental matters relating to the exploration and development of mineral properties in order to protect the environment through a series of regulations affecting:

1.	Health and Safety;
2.	Archaeological Sites;
3.	Environmental Protection; and
4.	Exploration Access.

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the Julie Group claims.

We will secure all necessary permits for exploration and, if development is warranted on the claims, will file final plans of operation before we start any mineral development activities. We anticipate no discharge of water into active streams, creeks, rivers, lakes or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. We intend to restore any land we disturb according to the legal requirements. All holes, pits and shafts will be sealed upon abandonment of the claims. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our activities and know what will be involved from an environmental standpoint.

Employees

We currently do not have any employees other than our director and officer. We intend to use the services of contractors for manual labor exploration work on our properties.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Related to our Company

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. We have no assurance that future financing will be available to us on terms that will be acceptable to us. If financing is not available on satisfactory terms, we may be unable to continue our exploration activities. If this happens, we may have to cease activities and you could lose your investment.

Our sole officer, our President, has no technical training and experience in mineral activities and consequently our activities, earnings and ultimate financial success could be irreparably harmed.

Our sole director and officer, Norman Dority, has no technical training and experience with exploring for minerals or starting and operating a mine. With no direct training or experience in these areas, he may not be fully aware of many of the specific requirements related to working within the industry. His decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our activities, earnings and ultimate financial success could suffer irreparable harm due to his lack of training and experience in the industry.

Norman Dority has other outside business activities and each will only be devoting approximately 10% of his time, approximately four hours per week, to our activities, which may result in delays in the completion of his duties and delays in the operation of our business, which could cause our business to suffer.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities and you could lose your investment.

We were incorporated in March, 2004 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made.  Our net loss from inception (March 10, 2004) to January 31, 2007 was $48,393. The loss was primarily the result of the payments spent on, accounting and audit fees, consulting, legal, management fees and transfer agent fees. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

•

our ability to locate a commercially viable mineral resource;

•

our ability to generate revenues; and

•

our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the exploration of the Julie Group claims. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Because we will have to spend additional funds to determine whether the Julie Group claims contain a mineral reserve, if we can't raise the money, we will have to cease operations and you could lose your investment.

Even if we complete our current exploration program, we will have to spend substantial funds on further drilling and engineering studies before we will know if the Julie Group claims contain a commercially viable mineral deposit. Therefore, we will have to incur greater operating expenses and greater losses before we can ever hope to earn revenues and we may never earn revenues. If we cannot pay our expenses or we never earn revenue, our business operations will likely stop and you could lose your entire investment in our company.

Because we are small and do no have much capital, we have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. Our failure to discover an existing reserve could cause us to never earn money and go out of business and you to lose all of your investment

Because we have only one director and officer who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one director and officer. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities Exchange Commission, which ultimately could cause us to lose money and possibly to go out of business.

Risks Related to our Business

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability, the Julie Group claims do not contain any reserves. As such, any funds spent on exploration will probably be lost, which will likely result in a loss of your investment.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the Julie Group claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon the Julie Group claims. If this happens, our business will likely fail.

Because the Julie Group claims are without known mineral reserves and because we have never made a profit from our operations, our securities are highly speculative and investors may lose all of their investment in our company.

Our securities must be considered highly speculative, generally because of the nature of our business and our early stage of exploration. The Julie Group claims are in the exploration stage only and are without known deposits of minerals. Accordingly, we have not generated material revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and exploiting mineral reserves or selling the rights to exploit those mineral reserves. The likelihood that the Julie Group claims contain valuable and commercially exploitable minerals is extremely remote. In all probability, the Julie Group claims do not contain any reserves and any funds that we spend on exploration will be lost. We may never discover mineral resources in the Julie Group claims or any other area, or we may do so and still not be commercially successful if we are unable to exploit those resources profitably or earn revenues from selling the rights to exploit any mineral resources we discover. We may not be able to operate profitably and may have to cease operations, the price of our securities may decline and investors may lose all of their investment in our company.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation. These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

As we face intense competition in the mineral exploration industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The Julie Group claims are in British Columbia, Canada, and our competition there includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies in British Columbia in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

Risks Related to Our Common Stock

Because we may issue additional shares of common stock, your investment could be subject to substantial dilution.

We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock.  In the future, if we do sell more common stock, your investment could be subject to dilution.  Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of mining. Our properties are in the exploration stage only and are without known gold reserves. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing gold, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are penny stocks and are covered by section 15(g) of the Securities Exchange Act, 1934, which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules covered by section 15(g) of the Securities Exchange Act, 1934 described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.           Description of Property.

Our administrative office address and our mailing address is 1802 N. Carson Street, Carson City, Nevada and our telephone number is (702) 448-5816.  Management does not believe that our office space will need to be expanded beyond this during 2007.

The Julie Group Claims

Description, Location and Access

The Julie Group claims are located approximately 50 kilometers south of Merritt, in southern British Columbia, Canada within the Nicola Mining Division within the Coquihalla Pass area. The Julie Group consists of 3 mineral claims covering an area of 542.991 hectares.

Access to the property from Merritt is along the Coquihalla Highway turning west onto the Juliet Creek logging road approximately 50 kilometers south of Merritt. An all weather two-wheel drive logging road leads to the property, and a number of roads cross the claim.  A number of cat trails and fire guards also traverse the property.

The Property is centered approximately at 49(degree) 43'N latitude and 121(degree) 3'E longitude on Map Sheet 92H-11E.

The city of Merritt is the closest main centre and provides all services required to conduct mineral exploration.

The Julie Group consists property consists of 3 claims covering an area of 542.991 hectares.  The claim was originally staked in November, 2004 by David Heyman and has since been expanded and converted using British Columbia Energy and Mines' Mineral Titles Online staking system.  A private numbered company, 690047 B.C. Ltd. purchased 100% of the property dated April 7, 2005.  Property title is held in the name of and on behalf of 690047 B.C. Ltd.  Ekaterina Popoff is a sole director of 690047 B.C. Ltd. To the author's knowledge, no NSR exists on the property and title.

Table 1 below lists relevant information for the respective claims.  Complete title opinions and individual option agreements are beyond the scope of this report.  Detailed information on these matters can be obtained from the company or its solicitors.

All claims are compliant with the Mineral Title Online system.

Table 1: Claim Status

   -------------------------------------------------------------------------------------------------------------

   Tenure              Recording        Due                     Recorded               Mining        Number of

   Number            Date                 Date                     Holder                   Division      Hectares

   -------------------------------------------------------------------------------------------------------------

   503797             Nov. 8, 2004     Nov. 8, 2006      690047 BC Ltd.     Nicola          167.077

   -------------------------------------------------------------------------------------------------------------

   504529             Jan. 21, 2005    Jan. 21, 2007      690047 BC Ltd.     Nicola          229.722

   -------------------------------------------------------------------------------------------------------------

   527065             Jan. 21, 2005    Feb. 3, 2007       690047 BC Ltd.     Nicola          146.192

   -------------------------------------------------------------------------------------------------------------

During the year ended January 31, 2007 and subsequent to the year end two of the Company’s mineral claims

Expired and was not renewed by the Company.

A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground.  Such rights may be transferred or held in trust.

Exploration History

Exploration has continued in the Juliet-Mine Creek area since 1936, with later exploration directed towards base metals.  During the late 1970's geological mapping, geochemical sampling, I.P. surveying, trenching and drilling work were carried out. In the Juliet Creek area proper, the first recorded activity was in 1969 when W.  Livingstone and J. Christie staked the J.M.  Claims over the anomalous Cu-Mo silt values.  During 1970 magnetometer and Cu-Mo soil surveys were completed, followed by trenching.  Minor amounts of copper and molybdenum sulphides were uncovered associated with quartz veins and brecciation.  During 1978 and 1979 Western Mines carried out geological mapping and a soil geochemical survey over the property.  Anomalous Cu-Mo values were obtained, but no further work was carried out. All exploration was directed towards base metals.

The property  was staked by the Grant  Crooker in July of 1986.  During July of 1987 a reconnaissance soil and rock geochemical program was carried out over a small portion of the Juliet  claim to test for precious metal mineralization. Quartz veins as well as a quartz stockwork breccia were sampled.  A number of samples returned anomalous precious metal values, with a grab sample of the quartz stockwork breccia yielding 1750 ppb gold and 100 ppm silver.  The encouraging results from the geochemical sampling prompted the optioning of the property to the Leigh Resource Corporation and the subsequent exploration program.

The work by Leigh Resource Corporation during 1988 included the establishment of a grid over approximately 150 hectares of the property. Geochemical, geophysical and geological surveys were carried out over the grid. Silt sampling during 1988 identified several anomalous silver values indicative of mineralization potential further upstream from the grid location.

Geological surveys identified notable gold silver mineralization within the quartz stockwork breccia easuring 900 m by 100 m. The zone remains open along strike in both directions as it dips under overburden. Soil sampling in the area indicates possible gold, silver and copper values along the length of the quartz stockwork breccia zone. Numerous narrow quartz veins containing weakly anomalous gold and silver values were found during the 1988 exploration program. Geophysical work identified strong VLF EM anomalies in two areas.  Other anomalous areas of interest were also identified.

The main target area during the 1988 work program was the large quartz stockwork breccia zone with secondary targets being the narrow quartz veins.  A small diamond drill program was conducted in 1994.

Mineralization

Three types of mineralization have been identified on the Julie Group claims. Type I is individual quartz-sericite veins with pyrite, chalcopyrite and molybdenite.  Type II is a quartz stockwork breccia with pyrite, chalcopyrite, galena and molybdenite. Type III is a weakly silificied, sericite and carbonate altered zone with molybdenite. Type I and II mineralization have gold and silver values associated with the sulphide mineralization. Geological Assessment Report: Julie Group Claims

We retained Renee D. Brickner, a geoscientist and a member with the Association of Professional Engineers and Geoscientists, to complete an initial evaluation of the claims and to prepare a geological summary report on the Julie Group claims.  Brickner is a licensed G.I.T. member of the Association of Professional Engineers and Geoscientists of British Columbia. She holds a Bachelor of Science degree in geology with Honors.

Based on her review of data relating to the Julie Group claims, Brickner has concluded that additional exploration is recommended on the property to determine whether or not it has the potential to host an economic mineral deposit.  She recommends a two-phase exploration program to further evaluate the Julie Group claims.

Phase I would consist of compiling past exploration data and sampling areas of the claims that were previously explored.  Sampling consists of an consulting geologist gathering silt and soil samples which may contain anomalous gold, silver, copper and molybdenum values which may indicate further mineralization at depth or up stream.  As well, Brickner's recommendation is to collect pieces of rock that appear to contain precious metals such as gold and silver.  All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content.

Phase II would consist of: geological mapping, sampling and geochemical surveying over a systematic grid area.  Geological mapping and sampling involves the identification and collection of rock types on the property allowing for interpretation of a geological model which may aid in locating economic mineralization and the identification of more abundant minerals which are commonly associated with economic mineralization.  A geochemical survey may identify anomalous metal values within soils which allows for a quick, affordable assessment of a large area.  Anomalous soil areas may indicate increased economic mineralization at depth where no outcrop is available.  Phase I and II are recommended in order to determine the best claims and local areas to conduct subsequent exploration work.

Proposed Budget

Approximate costs for the recommended two phase program are as following:

Phase One: Wide Scale Soil Sampling Grid
Personnel
Geologist - (6 days @ $400/day)	$2,400
Field Assistant - (6 days @ $225/day)	$1,350
Assays
150 samples (prep and analysis)	$2,625
Other
Report Compilation	$1,800
Digitizing	$500
Vehicle Rental (6 days @ $60/day)	$360
Mileage (1,000 km @ $0.25/ km)	$250
Accommodation/Camp Costs (6 nights @ $50/person)	$600
Food	$480
Miscellaneous	$400
Gas	$200
Phase I Total	$10,965
Phase Two: Detail Mapping/Soil Grid
Personnel
Geologist - (14 days @ $400/day)	$5,600
Field Assistant - (14 days @ $225/day)	$3,150
Assays
400 samples (prep and analysis)	$7,350
Other
Report Compilation	$4,000
Digitizing	$750
Vehicle Rental (14 days @ $60/day)	$840
Mileage (1,500 km @ $0.25/ km)	$375
Accommodation/Camp Costs (14 nights @ $50/person)	$1,400
Food	$1,200
Miscellaneous	$800
Gas	$500
Phase Two Total	$25,965
Total Program Costs	$36,930

We will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon our analysis of the results that program.  At the completion of each phase, the consulting geologist who conducts the program will review the results of exploration with our directors. Based upon this review, the directors will then determine whether to proceed with the next phase of exploration.  In making their decision, the directors will rely upon the advice of the consulting geologist.  If no further exploration is recommended on the Julie Group claims after the completion of any phase, we will likely abandon the claims.  If this occurs, we will not own any interest in the claims.

If we abandon the Julie Group claims, we will attempt to raise additional funds in order to acquire an interest in an alternative mineral property that has the potential to contain economic mineralization. Such property may or not be in the area of the Julie Group claims. We do not currently have any confirmed source of financing or specific mineral properties in mind if this occurs. We would likely contact property owners or geologists who are involved in the mineral exploration business in order to identify potential properties for acquisition.

We will require additional funding in order to complete the phase one and two exploration programs on the Julie Group claims.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or through directors' loans.  If we are unable to complete exploration because we do not have enough money, we may be required to cease activities until we raise more money.  If we cannot or do not raise additional funds, we may be required to permanently cease activities.

Item 3.           Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.           Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended January 31, 2007.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Our common stock are quoted for trading on the OTC Bulletin Board under the symbol QNTV.   However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

Our stock transfer agent for our securities is Integrity Stock Transfer, 2920 N. Green Valley Parkway, Building 5-Suite 527, Henderson, NV 89014. On April 30, 2007, the shareholders' list of our common shares showed 31 registered shareholders and 8,540,000 shares outstanding.

Equity Compensation Plan Information

As at January 31, 2007 we do not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2007.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one and two exploration programs on the Julie Group claims consisting of re-sampling of old workings, geologic mapping, analytical and test surveys.  We anticipate that the phase one program will cost approximately $11,000, while the phase two program will cost approximately $26,000.  The above program cost estimates were provided to us by Renee Brickner and are contained in her geological report respecting the Julie Group claims.  Project costs may exceed Brickner’s estimates.

To date, we have not commenced exploration on the Julie Group claims.  However, we did retain Brickner, a professional geologist, to complete an initial review of the claims and to provide us with a geological report respecting the claims that included exploration recommendations.  For these services, we paid Brickner $1,000.

We planned to commence our exploration program on the Julie Group claims in 2007. We have rescheduled the commencement to the beginning of 2007 according to our geologist’s exploration schedule and financing of the program.  The program should take approximately two weeks to complete.  We will then undertake the phase two work program during summer 2007. This program will take approximately one month to complete.

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

We have suffered recurring losses. The continuation of our company as a going concern is dependent upon us attaining and maintaining profitable operations in the long term but raising additional capital in the short middle-term. Management's plan is to raise additional capital through obtaining loans from shareholders or other sources. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

There are no assurances that we will be able to obtain further funds required for our continued operations. We intend to pursue loans from shareholders or others to meet our immediate and middle-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We have no employees other than our one director and office.  We do not expect any significant changes in the number of our permanent employees throughout our exploration phase.  We intend to hire geologists, engineers and excavation subcontractors as contractors on an as needed basis.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods.  These estimates and assumptions are affected by management’s application of accounting policies.

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

Limited Operating History; Need for Additional Capital

We have suffered recurring losses from operations. The continuation of our company will be dependent upon our company raising additional capital through the sale of equity securities or by borrowing money. Although we may do so, we do intend, as of April 30, 2007, to seek equity financing over the next twelve months to provide for the capital required to implement our exploration phases.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration, and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

As of the date of this annual report, we have yet to generate any revenues from our business activities.

As of January 31, 2007 our total assets were $501 as compared to total assets of $24,033 as at January 31, 2006.

As of January 31, 2007 our total liabilities were $15,094 as compared to total liabilities of $3,500 as at January 31, 2006.

As of January 31, 2007, we had no cash on hand compared to cash in the amount of $24,033 as at January 31, 2006.

We anticipate that we will require $49,000 for our operating requirements over the next twelve months. We do not have sufficient cash on hand to meet our operating capital requirements for the next twelve months. We will require additional funds to meet our requirements. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

Results of Operation

We did not earn any revenues from inception through the reporting period ended January 31, 2007.

Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles of the United States of America.

We incurred operating expenses in the amount of $35,126 for the year ended January 31, 2007 compared to operating expenses of $11,387 for the year ended January 31, 2006.  We incurred $48,393 in operating expenses for the period from inception on March 10, 2004 to January 31, 2007. Our operating expenses for the year ended January 31, 2007 included: (a) Accounting and audit fees in the amount of $10,420, (b) $5,000 in consulting fees, (c) $6,000 in legal fees, (d) $2,000 in management fees (e) $1,209 in office and administrative and (f) $10,497 in transfer agent fees. We anticipate our operating expenses will increase as we carry out our planned exploration program.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2008.

Employees

We have no employees other than our one director. We do not expect any significant changes in the number of our permanent employees throughout our exploration phase. We intend to hire geologists, engineers and excavation subcontractors as contractors on an as needed basis.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended January 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on its financial position and results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 had no impact on its financial position and results of operations of the Company.

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

Exploration Stage Enterprise

The financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $48,393 since inception through January 31, 2007.

Item 7.           Financial Statements.

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Denia Enterprises Inc.

We have audited the balance sheets of Denia Enterprises Inc. (an exploration stage company) as at January 31, 2007 and 2006, the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2007 and 2006 and the results of its operations and its cash flows and the changes in stockholders’ equity (deficit) for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result fro the outcome of this uncertainty.

                               “DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

April 27, 2007

Vancouver, Canada

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

BALANCE SHEETS

	January 31,	January 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$ -	$ 24,033
Prepaid expenses	501	-

	$ 501	$ 24,033

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 9,807	$ 3,100
Due to related party (Note 5)	5,287	400

	15,094	3,500

CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 4)
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
8,540,000 common shares (2006 – 8,540,000)	8,540	8,540
Additional paid in capital	25,260	25,260
Deficit accumulated during the exploration stage	(48,393)	(13,267)

	(14,593)	20,533

	$ 501	$ 24,033

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	January 31,		March 10, 2004 (Inception) to January 31,
	2007	2006	2007

Expenses
Accounting and audit	$ 10,420	$ 1,900	$ 13,520
Consulting	5,000	-	5,000
Legal	6,000	-	6,000
Management (Note 5)	2,000	5,000	7,000
Mineral property (Note 3)	-	1,300	1,300
Office and administration (Note 5)	1,209	3,187	5,076
Transfer agent	10,497	-	10,497

Net loss	$ (35,126)	$ (11,387)	$ (48,393)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding – basic and diluted	8,540,000	6,248,877

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	January 31,		March 10, 2004 (Inception) to January 31,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss	$ (35,126)	$ (11,387)	$ (48,393)
Non cash item
Mineral property costs	-	300	300

Change in non-cash working capital balance related to operations
Prepaid expenses	(501)	-	(501)
Accounts payable and accrued liabilities	6,707	1,900	9,807

Net cash used in operations	(28,920)	(9,187)	(38,787)

Cash Flows From Financing Activities
Proceeds on sale of common stock	-	33,500	33,500
Due to related party	4,887	(280)	5,287

Net cash flows provided by financing activities	4,887	33,220	38,787

Increase (decrease) in cash	(24,033)	24,033	-

Cash, beginning	24,033	-	-

Cash, ending	$ -	$ 24,033	$ -

Supplemental cash flow information
Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period March 10, 2004 (Inception) to January 31, 2007

			Additional	Deficit Accumulated During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, March 10, 2004,	-	$ -	$ -	$ -	$ -

Net loss	-	-	-	(1,880)	(1,880)

Balance, January 31, 2005	-	-	-	(1,880)	(1,880)

Capital stock issued for cash: March 2005 at $0.001 per share	6,500,000	6,500	-	-	6,500
January 2006 at $0.01 per share	1,500,000	1,500	13,500	-	15,000
January 2006 at $0.05 per share	240,000	240	11,760	-	12,000

Capital stock issued for mineral property: January 2006 at $0.001 per share (Note 3)	300,000	300	-	-	300

Net loss	-	-	-	(11,387)	(11,387)

Balance, January 31, 2006	8,540,000	8,540	25,260	(13,267)	20,533

Net loss	-	-	-	(35,126)	(35,126)

Balance, January 31, 2007	8,540,000	$ 8,540	$ 25,260	$ (48,393)	$ (14,593)

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on March 10, 2004 and is in the exploration stage.  The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

Going concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses since inception resulting in an accumulated deficit of $48,393 as of January 31, 2007, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to fund its future operations through the issuance of common shares.

Note 2

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  The Company’s year end is January 31.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Statement No. 7 for its characterization of the Company as an exploration stage enterprise.

Mineral Property

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

Note 2

Summary of Significant Accounting Policies – (continued)

Use of Estimates and Assumptions

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated to United States dollars at exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and amount due to related party approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

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

At January 31, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

       Loss Per Share

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

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

Note 2

Summary of Significant Accounting Policies – (continued)

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on February 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on its financial position and results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 had no impact on its financial position and results of operations of the Company.

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

Note 3

Mineral Property

Julie Group Claims

By a mineral property purchase agreement dated January 18, 2006, the Company acquired a 100% undivided right, title and interest in and to three mineral claims, known as "Julie Group", located in the province of British Columbia, Canada by the issuance of 300,000 common shares of the Company’s capital stock at $0.001 per share for a total of $300 from an unrelated party. During the year ended January 31, 2006 the Company also incurred $1,000 of mineral property costs. To date the Company has incurred costs of $1,300 on the Julie Group property. During the year ended January 31, 2007 and subsequent to the year end two of the Company’s three mineral claims expired and was not renewed.

The property is held in trust by the vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. At January 31, 2007 the title to the property has not been recorded in the name of the Company.

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

At January 31, 2007, there were no outstanding stock options or warrants.

Note 5

Related Party Transactions

During the year ended January 31, 2007, a director of the Company provided a $5,287 (2006: $400) loan to the Company.  The amount is unsecured, non-interest bearing and has no specified terms of repayment.  During the year ended January 31, 2007 the Company paid administration fees of $Nil (2006: $2,320) to its secretary and paid management fees of $2,000 (2006: $5,000) to its president.

Note 6

Income Taxes

               Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006

Operating loss carry forward	$ 48,393	$ 13,267
Statutory tax rate	35%	35%
Deferred income tax asset	16,937	4,643
Valuation allowance	(16,937)	(4,643)
	-	-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.

As of January 31, 2007, the Company had net operating loss carry forwards of approximately $48,000 that may be available to reduce future years’ taxable income. These loss carry forwards will expire commencing in 2024.  Availability of loss usage is subject to change of ownership

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being January 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president. Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2007.  This evaluation was conducted by Norman Dority, our chief executive officer and principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, Norman Dority, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Norman Dority	President, Chief Financial Officer, and Director		November 28, 2006

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Norman Dority, President, Chief Financial Officer and Director

Norman Dority has been a successful business man with over 20 years of experience in dealing with small start-up and development stage companies.  Throughout his career, Mr. Dority has gained many years of experience in operations and project management holding various positions for companies in a wide  variety  of industries.

Family Relationships

There are no family relationships among our director or officer.

Board and Committee Meetings

The Board of Directors of our company held no formal meetings during the year ended January 31, 2007. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Involvement in Certain Legal Proceedings

Our director, executive officer and control person have not been involved in any of the following events during the past five years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

Code of Ethics

As at January 31, 2007, we have not adopted a Code of Ethics.

Item 10. Executive Compensation.

The particulars of compensation paid to the following person:

•

our principal executive officer;

•

our most highly compensated executive officer who were serving as the executive officer at the end of the year ended January 31, 2007; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended January 31, 2007 are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Norman Dority(1) President, Chief Financial Officer and Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Norman Dority became our President, Chief Fiancial Officer, and director of our company on November 28, 2006.

Our company has no plans or arrangements in respect of remuneration received or that may be received by named executive officers of our company in fiscal 2007 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

Outstanding Equity Awards at Fiscal Year-End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Norman Dority(1) President, Chief Financial Officer and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Norman Dority became our President, Chief Financial Officer, and director of our company on November 28, 2006.

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

Director Compensation

The particulars of compensation paid to our directors for our years ended December 31, 2006 and 2005, are set out in the following director compensation table:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Norman Dority(1)	2007	Nil	Nil	Nil	Nil	Nil	Nil	$Nil

(1) Norman Dority became our President, Chief Financial Officer, and director of our company on November 28, 2006.

We did not pay other cash compensation for services rendered as a director in the years ended January 31, 2007 or 2006. We may, however, determine to compensate our directors in the future. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan.

Other than as set forth below, we have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our Board of Directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

Item 11.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April, 2007, certain information with respect to the beneficial ownership of our common stock by each security holder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class(1)
Common Shares	Zoran Pudar 119-4371 Mayberry Street Burnaby, British Columbia V5H 4H8	2,500,000	29.0%
Common Shares	Elena Ilina 1049 Euphrates Cresent Port Coquitlam, British Columbia V3B 8B8	2,500,000	29.0%
Common Shares		5,000,000	58.0%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.           Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

During the year ended January 31, 2007, our company paid Nil to Norman Dority, our President, Chief Financial Officer and director of our company for services he provided to our company.

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

Committees of the Board

All proceedings of the board of directors for the year from inception (February 24, 2005) to January 31, 2007, were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of the director. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, Norman Dority, at the address appearing on the first page of this prospectus.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact the we have not generated any positive cash flows from operations to date.

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

Item 13.           Exhibits.

Exhibits

Exhibit

Number     Description

23.1

Auditors Consent

31.1

Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2

Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, asadopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.           Principal Accountants Fees and Services

Audit Fees

For the years ended January 31, 2007 and 2006, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $10,420 and $1,900 respectively.

Audit Related Fees

For the years ended January 31, 2007 and 2006, the aggregate fees billed for assurance and related services by Dale Matheson Carr-Hilton Labonte LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was Nil and Nil, respectively.

Tax Fees

For the year ended January 31, 2007 and 2006, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP for other non-audit professional services, other than those services listed above, totaled Nil and Nil, respectively.

We do not use Dale Matheson Carr-Hilton Labonte LLP for financial information system design and implementation. These services, include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson Carr-Hilton Labonte LLP to provide compliance outsourcing services.

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2007

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson Carr-Hilton Labonte LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee (which consists of our entire board of directors); or

•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton Labonte LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton Labonte LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENIA ENTERPRISES INC.

By: /s/ Norman Dority
Norman Dority
President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Norman Dority
Norman Dority
President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 30, 2007