Form 10QSB
period 2007-04-30
DENIA ENTERPRISES INC
filed 2007-06-19
CIK 1284802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 30, 2007.

[    ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period

 to

Commission File Number   333-132584

DENIA ENTERPRISES INC.

----------------------------------------------------------------------------------

(Exact name of small Business Issuer as specified in its charter)

             Nevada

    41-21333756

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

1802 N. Carson Street

Carson City, Nevada                                                                                                         89701

(Address of principal executive offices)

        (Postal or Zip Code)

Issuer’s telephone number, including area code:

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

Yes |  X   |

No |   |

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |       |   No |       |

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,540,000 Shares of $0.001 par value Common Stock outstanding as of June 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes |       |   No |       |

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

 FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

BALANCE SHEETS

	April 30,	January 31,
	2007	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Prepaid expenses	$ 501	$ 501

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 9,807	$ 9,807
Due to related party	5,287	5,287

	15,094	15,094

CONTINGENCY (Note 1)

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
8,540,000 common shares (January 31, 2006 – 8,540,000)	8,540	8,540
Additional paid in capital	25,260	25,260
Deficit accumulated during the exploration stage	(48,393)	(48,393)

	(14,593)	(14,593)

	$ 501	$ 501

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30,	Three months ended April 30,	March 10, 2004 (Inception) to April 30,
	2007	2006	2007

Expenses
Accounting and audit fees	$ -	$ 4,215	$ 13,520
Consulting	-	-	5,000
Legal fees	-	1,500	6,000
Management fees	-	2,000	7,000
Mineral property costs	-	-	1,300
Office and administration expenses	-	810	5,076
Transfer agent	-	-	10,497

Net loss	$ -	$ 8,525	$ (48,393)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding – basic and diluted	8,540,000	8,540,000

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended April 30,	Three months ended April 30,	March 10, 2004 (Inception) to April 30,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss	$ -	$ (8,525)	$ (48,393)
Non cash items:
Mineral property costs	-	-	300
Prepaid expenses	-	(800)	(501)
Accounts payable and accrued liabilities	-	1,330	9,807

Net cash used in operations	-	(7,995)	(38,787)

Cash Flows From Financing Activities
Proceeds on issuance of common shares	-	-	33,500
Due to related party	-	(400)	5,287

Net cash flows provided by (used in) financing activities	-	(400)	38,787

Decrease in cash	-	(8,395)	( -)

Cash, beginning	( -)	24,033	-

Cash, ending	$ ( -)	$ 15,638	$ ( -)

Supplemental cash flow information
Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Note 1

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2007 included in the Company’s 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

Going concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses since inception resulting in an accumulated deficit of $48,393 as of April 30, 2007, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Forward-Looking Statements

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

Item 2. Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one and two exploration programs on the Julie Group claims consisting of re-sampling of old workings, geologic mapping, analytical and test surveys.  We anticipate that the phase one program will cost approximately $11,000, while the phase two program will cost approximately $26,000.  The above program cost estimates were provided to us by Mrs. Renee Brickner and are contained in her geological report respecting the Julie Group claims.  Project costs may exceed Mrs.Brickner’s estimates.

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

Results of Operations For Period Ending April 30, 2007

We did not earn any revenues during the three month period ending April 30, 2007.  During the period ended April 30, 2007, we incurred no operating expenses, compared to operating expenses of $8,525 incurred during the same period in fiscal 2006.  These operating expenses were comprised of accounting and audit fees of $Nil (2006: $4,215), legal fees of $Nil (2005: $1,500) management services of $Nil (2006: $2,000), and office and administration costs of $Nil (2006: $810). The decrease in operating expenses during the three months ended April 30, 2007, compared to the same period in fiscal 2006, was due to the decrease in professional, legal, management and office fees.

As at April 30, 2007, the Company had no cash, prepaid expenses of $501, and liabilities totalling $15,094 for a working capital deficiency of $14,593 compared to a working capital deficiency of $14,593 as at January 31, 2007.

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

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 12, 2006.  This evaluation was conducted by Norm Dority, our chief executive officer and principal accounting officer.

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

June 12, 2007

Denia Enterprises Inc.

/s/ Norm Dority

------------------------------

Norm Dority, President

ADD EXIBITS