Form 10QSB
period 2007-07-31
DENIA ENTERPRISES INC
filed 2007-09-14
CIK 1284802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 31, 2007.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,540,000 Shares of $0.001 par value Common Stock outstanding as of August 28, 2007.

Transitional Small Business Disclosure Format (Check one): Yes |       |   No |       |

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

BALANCE SHEETS

	July 31,	January 31,
	2007	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Prepaid expenses	$ 501	$ 501

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank indebtedness	$ 2	$ 2
Accounts payable and accrued liabilities	12,592	9,805
Due to related party (Note 5)	10,287	5,287

	22,881	15,094

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4)
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
8,540,000 common shares (January 31, 2007 – 8,540,000)	8,540	8,540
Additional paid in capital	25,260	25,260
Deficit accumulated during the exploration stage	(56,180)	(48,393)

	(22,380)	(14,593)

	$ 501	$ 501

The accompanying notes are an integral part of these interim financial statements

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31,	Three months ended July 31,	Six months ended July 31,	Six months ended July 31,	March 10, 2004 (Inception) to July 31,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$ 7,778	$ 620	$ 7,778	$ 4,835	$ 21,290
Consulting	-	5,000	-	5,000	5,000
Legal fees	-	1,500	-	3,000	6,000
Management fees	-	-	-	2,000	7,000
Mineral property costs (Note 3)	-	-	-	-	1,300
Office and administration expenses	9	24	9	834	5,085
Transfer agent	-	10,297	-	10,297	10,497

Net loss	$ 7,787	$ 17,441	$ 7,787	$ 25,966	$ 56,180

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	8,540,000	8,540,000	8,540,000	8,540,000

The accompanying notes are an integral part of these interim financial statements

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended July 31,	Six months ended July 31,	March 10, 2004 (Inception) to July 31,
	2007	2006	2007

Operating Activities
Net loss	$ (7,787)	$ (25,966)	$ (56,180)
Item not requiring use of cash
Mineral property costs	-	-	300
Change in non-cash working capital balance related to operations
Prepaid expenses	-	(500)	(501)
Accounts payable and accrued Liabilities	2,787	3,220	12,592

Net cash used in operations	(5,000)	(23,246)	(43,789)

Financing Activities
Proceeds on sale of common stock	-	-	33,500
Due to related party	5,000	(400)	10,287
Bank Indebtedness	-		2

Net cash flows from (used in) financing activities	4,998	(400)	43,789

Decrease in cash	-	(23,646)	-

Cash, beginning	-	24,033	-

Cash, ending	$ -	$ 387	$ -

Supplemental cash flow information
Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these interim financial statements

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2007 included in the Company’s SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

.

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

Results of Operations For Period Ending July 30, 2007

We did not earn any revenues during the six month period ending July 31, 2007.  During the period ended July 31, 2007, we incurred $7,787 in operating expenses, compared to operating expenses of $25,966 incurred during the same period in fiscal 2006.  These operating expenses were comprised of accounting and audit fees of $7,778 (2006: $4,835), legal fees of $Nil (2006: $5,000) management services of $Nil (2006: $2,000), and office and administration costs of $9 (2006: $834). The decrease in operating expenses during the six months ended July 31, 2007, compared to the same period in fiscal 2006, was due to the decrease in professional, legal, management and office fees.

As at July 31, 2007, the Company had no cash, prepaid expenses of $501, and liabilities totalling $22,881 for a working capital deficiency of $22,380 compared to the working capital of $14,593 as at January 31, 2007.

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

September 14, 2007

Denia Enterprises Inc.

/s/ Norm Dority

------------------------------

Norm Dority, President