Form 10QSB
period 2007-10-31
DENIA ENTERPRISES INC
filed 2007-11-27
CIK 1284802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 2007.

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

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

BALANCE SHEETS

	October 31,	January 31,
	2007	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Prepaid expenses	$ 501	$ 501

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	11,662	9,807
Due to related party	13,075	5,287

	24,737	15,094

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
8,540,000 common shares	8,540	8,540
Additional paid in capital	25,260	25,260
Deficit accumulated during the exploration stage	(58,036)	(48,393)

	(24,236)	(14,593)

	$ 501	$ 501

The accompanying notes are an integral part of these interim financial statements

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31,	Three months ended October 31,	Nine months ended October 31,	Nine months ended October 31,	March 10, 2004 (Inception) to October 31,
	2007	2006	2007	2006	2007

Expenses
Accounting and audit fees	$ 1,855	$ 3,585	$ 9,633	$ 8,420	$ 23,145
Consulting	-	-	-	5,000	5,000
Legal fees	-	1,500	-	4,500	6,000
Management fees	-	-	-	2,000	7,000
Mineral property costs	-	-	-	-	1,300
Office and administration expenses	-	51	9	885	5,094
Transfer agent	-	200	-	10,497	10,497

Net loss	$ 1,855	$ 5,336	$ 9,643	$ 31,302	$ 58,036

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	8,540,000	8,540,000	8,540,000	8,540,000

The accompanying notes are an integral part of these interim financial statements

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended October 31,	Nine months ended October 31,	March 10, 2004 (Inception) to October 31,
	2007	2006	2007

Operating Activities
Net loss	$ (9,643)	$ (31,302)	$ (58,036)
Item not requiring use of cash
Mineral property costs	-	-	300
Change in non-cash working capital balance related to operations
Prepaid expenses	-	(500)	(501)
Accounts payable and accrued Liabilities	1,855	3,000	11,662

Net cash used in operations	(7,788)	(28,802)	(46,575)

Financing Activities
Proceeds on sale of common stock	-	-	33,500
Due to related party	7,788	4,770	13,075

Net cash flows from financing activities	7,788	4,770	46,575

Decrease in cash	-	(24,032)	-

Cash, beginning	-	24,033	-

Cash, ending	$ -	$ 1	$ -

Supplemental cash flow information
Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

                      The accompanying notes are an integral part of these interim financial statements

DENIA ENTERPRISES INC.

 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2007 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

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

Results of Operations For Period Ending October 31, 2007

We did not earn any revenues during the nine month period ending October 31, 2007.  During the period ended October 31, 2007, we incurred $9,643 in operating expenses, compared to operating expenses of $31,302 incurred during the same period in fiscal 2006.  These operating expenses were comprised of accounting and audit fees of $9,633 (2006: $8,420,), consulting fees of $Nil (2006: $5,000), legal fees of $Nil (2006: $4,500) management services of $Nil (2006: $2,000), and office and administration costs of $9 (2006: $885). The decrease in operating expenses during the nine months ended October 31, 2007, compared to the same period in fiscal 2006, was due to the decrease in professional, legal, management and office fees.

As at October 31, 2007, the Company had no cash, prepaid expenses of $501, and liabilities totalling $24,737 for a working capital deficiency of $24,236 compared to the working capital of $14,593 as at January 31, 2007.

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

November 14, 2007

Denia Enterprises Inc.

/s/ Norm Dority

------------------------------

Norm Dority, President