Form 10KSB
period 2008-01-31
DENIA ENTERPRISES INC
filed 2008-04-30
CIK 1284802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-132584

DENIA ENTERPRISES INC.
(Name of small business issuer in its charter)

Nevada	41-21333756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1802 N. Carson Street Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 506.872.4033

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

$177,000 as at January 30, 2008 based on a price of $0.05 per share, being the issue price per share of the last private placement of the issuer completed in January 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,540,000 common shares as of April 28, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form
10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities
Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes
(e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED OCTOBER 31, 2007

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
  results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
  mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;
  the potential for delays in exploration or development activities or the completion of feasibility studies;
  risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
  risks related to commodity price fluctuations;
  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
  risks related to environmental regulation and liability;
  risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
  risks related to tax assessments;
  political and regulatory risks associated with mining development and exploration; and
  other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock. As used in this annual report, the terms "we", "us", "our", and "Denia" mean Denia Enterprises Inc., unless the context clearly requires otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated as Denia Enterprises Inc. under the laws of Nevada on March 10, 2004. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We previously held a 100% undivided right, title and interest in and to three mineral claims, known as the “Julie Group” mineral claims which are located in the Nicola Mining Division of the Province of British Columbia, Canada. During the fiscal year ended January 31, 2008 we were unsuccessful in finding any commercially exploitable mineral deposits on our mineral claims and all of our mineral claims were permitted to lapse. We are presently an exploration stage company that has not yet generated or realized any revenues from our business operations. Our company does not currently own any property interests. We intend to continue to seek mineral properties for exploration. We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program or the purchase of an existing producing asset.

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

Compliance with Government Regulation

We will not know the government regulations and the cost of compliance with such regulations with which we must comply until such time as we acquire an interest in a particular mineral or oil and gas property. If we are successful in acquiring a property interest, we will be required to comply with the regulations of governmental authorities and agencies applicable to the federal, state or provincial and local jurisdictions where the property is located. Exploitation and development of mineral properties may require prior approval from applicable governmental regulatory agencies. There can be no assurance that such approvals will be obtained.

If our activities should advance to the point where we engage in mining or oil and gas operations, we could become subject to environmental regulations promulgated by federal, state or provincial, and local government agencies as applicable. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with the mining industry which could result in environmental liability. A breach or violation of such legislation may result in the imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental assessments are increasingly imposing higher standards, greater enforcement, fines and penalties for non-compliance. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies, directors, officers and employees. The cost of compliance in respect of environmental regulation has the potential to reduce the profitability of any future revenues that our company may generate. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

  water discharge will have to meet drinking water standards;
  dust generation will have to be minimal or otherwise re-mediated;
  dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
  an assessment of all material to be left on the surface will need to be environmentally benign;
  ground water will have to be monitored for any potential contaminants;
  the socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
  there will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property in order to carry out our plan of operations.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Item 2. Description of Property.

Our executive offices are located at 1802 N. Carson Street, Carson City, Nevada 89701. Our office space is rented on a month to month basis. We have no property interests other than our head office lease.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “DNIA.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since July 19, 2006. There have been no trades in our shares of common stock since the listing date.

Our transfer agent is Integrity Stock Transfer, of 2920 N. Green Valley Parkway, Building 5, Suite 527, Henderson, NV 89014; telephone number 702.317.7757; facsimile: 702.796.5650.

Holders of our Common Stock

As of April 28, 2008, there were three registered stockholders holding 8,540,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than as described below, we have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended January 31, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans outstanding.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company. We have commenced very limited operations and we currently have no business revenue and assets consisting of cash and mineral and joint venture rights. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Plan of Operation

Our initial attempt at exploring our Julia Group was not successful. While we believe our experience has increased our knowledge base which may allow us to be successful in the future there is no assurance that we will find and successfully finance a development opportunity and maintain an operation to a level that would allow an investor to obtain a return on their investment.

Cash Requirements Over The Next Twelve Months

We anticipate that we will incur the following expenses over the next twelve months:

Category of Expense	Estimated Expenditure Amount
Professional Fees	$15,000
Office Expenses	$4,000
Mineral Property Acquisition	$10,000
Total	$29,000

As at January 31, 2008, we had no cash and a working capital deficit of $26,126. During the twelve month period ending January 31, 2009, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of our exploration program. If we do not continue to obtain additional financing, we will be forced to abandon our plan of operation.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $59,926 for the period from March 10, 2004 (inception) to January 31, 2008, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Exploration Stage Activities

We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. We are an exploration stage company as defined in the SEC Industry Guide No. 7.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended January 31, 2008 which are included herein.

Our operating results for the years ended January 31, 2008 and 2007 and for the period from our inception on March 10, 2004 through to January 31, 2008 are summarized as follows:

	Year Ended January 31, 2008 (Audited)	Year Ended January 31, 2007 (Audited)	Cumulative from inception (March 10, 2004) to January 31, 2008 (Audited)
Revenue	$Nil	$Nil	$Nil
Expenses
Exploration fees	-	-	1,300
Consulting fees	-	5,000	5,000
Office and administrative	45	1,209	5,121
Professional fees	11,488	16,420	31,008
Transfer agent fees	-	10,497	10,497
Management fees	-	2,000	7,000
Total Expenses	$11,533	$35,126	$59,926

Revenues

We have had no operating revenues since our inception on March 10, 2004 through to the period ended January 31, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Professional Fees

The decrease in professional fees for the year ended January 31, 2008 was due to the fact that we had reduced operating activity in 2007. Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2009 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Exploration Expenditures

During the year ended January 31, 2008 we expended $nil on exploration on our Julie Group mineral claims.

Liquidity And Capital Resources

Working Capital

	Year Ended January 31, 2008	Year Ended January 31, 2007
Current Assets	$500	$501
Current Liabilities	26,626	15,094
Working Capital Deficiency	(26,126)	(14,593)

Cash Flows

	Year Ended January 31, 2008	Year Ended January 31, 2007	Period from Inception (March 10, 2004) to January 31, 2008
Cash used in Operating Activities	$9,643	$28,920	$48,430
Cash provided by Investing Activities	-	-
Cash provided by Financing Activities	9,643	4,887	48,430
Net Increase (Decrease) in Cash	-	(24,033)	-

We had no cash on hand and a working capital deficiency of $26,216 as of January 31, 2008. We anticipate that we will incur approximately $29,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $9,643 during the year ended January 31, 2008 and $38,787 during the period from our inception on March 10, 2004 through to January 31, 2007. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the year ended January 31, 2008.

Cash from Financing Activities

We generated cash from financing activities in the amount of $9,643 during the year ended January 31, 2008 compared to $38,787 during the period from our inception on March 10, 2004 through to January 31, 2007. Cash generated by financing activities is attributable to loans provided by our sole director and officer of our company. The loans are unsecured, non-interest bearing and have no specific terms of repayment.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at January 31, 2008, our company has accumulated losses of $59,926 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended January 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued Statement No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. This statement expands the standards under FAS 157, Fair Value Measurement, to provide entities the one-time election (Fair Value Option of FVO) to measure financial instruments and certain other items at fair value. FAS 159 also amends Statement No. 115 (FAS 115) to require the presentation of investments in available-for-sale securities and trading securities:

(a)	in the aggregate of those fair value and non-fair-value amounts in the same line item and parenthetically disclose the amount of fair value included in the aggregate amount

(b)	or in two separate line items to display the fair value and no-fair-value carrying amounts.

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require ant new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R) share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on our company’s financial statements.

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. Our company is currently assessing the effect of this Interpretation on its financial statements.

Critical Accounting Policies

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of our critical accounting policies summarized below:

Mineral Property

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. Our company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of our company’s mineral property exploration activities. To date, our company’s mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to our company’s ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures. Our company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on our company’s financial position or results of operations. As at October 31, 2006, any potential costs relating to the retirement of our company’s mineral property interest has not yet been determined.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Risks and Uncertainties

We currently do not generate revenues, and as a result, we face a high risk of business failure.

We do not hold an interest in any business or revenue generating property. From the date of our incorporation, we have primarily focused on the location and acquisition of mineral properties. We have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the evaluation of joint venture opportunities. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

If we do not obtain additional financing, our business plan will fail.

We will need to obtain additional financing in order to complete our business plan. As of January 31, 2008, we had no cash on hand and a working capital deficiency of $26,126. Our business plan calls for significant expenses in connection with the acquisition of mineral claims. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price of gold and other base metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have not begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully. We were incorporated on March 10, 2004, and to date have been involved primarily in organizational activities, evaluating resource projects and staking mineral claims. We have not earned any revenues and have not achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our company’s ability to continue as a going concern.

We have incurred a net loss of $59,926 for the period from March 10, 2004 (inception) to January 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this annual report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended January 31, 2008. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

Even if we discover commercial reserves, we may not be able to successfully obtain commercial production.

Even if we are successful in acquiring an interest in a property that has proven commercial reserves of minerals, we will require significant additional funds in order to place the property into commercial production. We can provide no assurance to investors that we will be able to obtain the financing necessary to extract such reserves. Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. In the course of carrying out exploration of our mineral claims, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment.

If we do not find a joint venture partner for the continued development of our mineral claims, we may not be able to advance the exploration work.

We may try to enter into a joint venture agreement with a partner for the further exploration and possible production of any acquired mineral claims. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a partner. The possible partner could have a limited ability to enter into joint venture agreements with junior exploration programs and will seek the junior exploration companies who have the properties that they deem to be the most attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the mineral claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, we may fail and you will lose your entire investment.

Because our executive officer has no experience in mineral exploration and does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Our executive officer has no experience in mineral exploration and does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claims. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, the lack of training and experience of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to locate commercially exploitable reserves on our mineral claims with the result that we would not be able to achieve revenues or raise further financing to continue exploration activities. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry out any exploration programs. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail and you will lose your entire investment.

Because of the fiercely competitive nature of the mining industry, we may be unable to maintain or acquire attractive mining properties on acceptable terms which will materially affect our financial condition.

The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious and base metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.

We have not paid any dividends and do not foresee paying dividends in the future.

Payment of dividends on our common stock is within the discretion of the board of directors and will depend upon our future earnings, our capital requirements, financial condition and other relevant factors. We have no plan to declare any dividends in the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 7. FINANCIAL STATEMENTS.

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2008

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ DEFICIT

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Denia Enterprises Inc.

We have audited the accompanying balance sheet of Denia Enterprises Inc. (an exploration stage company) as of January 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from March 10, 2004 (inception) through January 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Denia Enterprises Inc. as of January 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the period from March 10, 2004 (inception) through January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

April 21, 2008
Vancouver, Canada

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	January 31,	January 31,
	2008	2007

ASSETS

CURRENT ASSETS
Prepaid expenses	$500	$501

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,983	$9,807
Due to related party (Note 4)	9,643	5,287

	26,626	15,094

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
8,540,000 common shares	8,540	8,540
Additional paid in capital	25,260	25,260
Deficit accumulated during the exploration stage	(59,926)	(48,393)

	(26,126)	(14,593)

	$500	$501

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year	Year	March 10, 2004
	ended	ended	(Inception) to
	January 31,	January 31,	January 31,
	2008	2007	2008

Expenses
Accounting and audit fees	$11,488	$10,420	$25,008
Consulting	-	5,000	5,000
Legal fees	-	6,000	6,000
Management fees (Note 4)	-	2,000	7,000
Mineral property costs (Note 3)	-	-	1,300
Office and administration expenses	45	1,209	5,121
Transfer agent	-	10,497	10,497

Net loss	$11,533	$35,126	$59,926

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	8,540,000	8,540,000

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			March 10,
	Year	Year	2004
	ended	ended	(Inception) to
	January 31,	January 31,	January 31,
	2008	2007	2008

Operating Activities
Net loss	$(11,533)	$(35,126)	$(59,926)
Item not requiring use of cash
Mineral property costs	-	-	300
Change in non-cash working capital balance
related to operations
Prepaid expenses	-	(501)	(501)
Accounts payable and accrued
liabilities	1,890	6,707	11,697

Net cash used in operations	(9,643)	(28,920)	(48,430)

Financing Activities
Proceeds on sale of common stock	-	-	33,500
Due to related party	9,643	4,887	14,930

Net cash flows from financing activities	9,643	4,887	48,430

Decrease in cash	-	(24,033)	-

Cash, beginning	-	24,033	-

Cash, ending	$-	$-	$-

Supplemental cash flow information

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the period March 10, 2004 (Inception) to January 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
Balance, March 10, 2004,	-	$-	$-	$-	$-
Net loss	-	-	-	(1,880)	(1,880)
Balance, January 31, 2005	-	-	-	(1,880)	(1,880)
Capital stock issued for cash:
– March 2005 at $0.001 per share	6,500,000	6,500	-	-	6,500
– January 2006 at $0.01 per share	1,500,000	1,500	13,500	-	15,000
– January 2006 at $0.05 per share	240,000	240	11,760	-	12,000
Capital stock issued for mineral property:
– January 2006 at $0.001 per share	300,000	300	-	-	300
(Note 3)
Net loss	-	-	-	(11,387)	(11,387)
Balance, January 31, 2006	8,540,000	8,540	25,260	(13,267)	20,533
Net loss	-	-	-	(35,126)	(35,126)
Balance, January 31, 2007	8,540,000	8,540	25,260	(48,393)	(14,593)
Net loss	-	-	-	(11,533)	(11,533)
Balance, January 31, 2008	8,540,000	$8,540	$25,260	$(59,926)	$(26,126)

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

Note 1	Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada on March 10, 2004 and is in the exploration stage. The Company’s business is the acquisition and exploration of mineral interests. At January 31, 2008 all of the Company’s mineral interests had expired.

Going concern

These financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $59,926 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with issuance of common stock or loans.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year end is January 31.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Statement No. 7 its characterization of the Company as an exploration stage enterprise
.

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

Note 2	Summary of Significant Accounting Policies – (continued)

Mineral Property

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company’s mineral property exploration activities. To date, the Company’s mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company’s ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures. The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company’s financial position or results of operations. As at January 31, 2008, any potential costs relating to the retirement of the Company’s mineral property interest has not yet been determined.

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

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

Note 2	Summary of Significant Accounting Policies – (continued)

Fair Value of Financial Instruments

The carrying value of accounts payable, accrued liabilities, and amounts due to related party approximate their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended January 31, 2008.

Basic and Diluted Loss Per Share

Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share equals basic loss per share.

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company does not anticipate that the adoption of SAB 110 will have any effect on its financial statements.

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

Note 2	Summary of Significant Accounting Policies – (continued)

Recent Accounting Pronouncements– (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

At January 31, 2008 all of the Company’s mineral property claims had expired.

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

Note 4	Related Party Transactions

At January 31, 2008 the Company owed a director $9,643 (2007: $5,287). The amount is unsecured, non-interest bearing and has no specified terms of repayment. During the year ended January 31, 2008 the Company paid management fees of $nil (2007: $2,000) to its president.

Note 5	Income Taxes

The actual income tax provisions differ from the expected amounts calculated by applying the US combined federal and state income tax rates to the Company’s loss before income taxes. The components of these differences are as follows:

	2008	2007

Loss before income taxes	$11,533	$35,126
Statutory tax rate	35%	35%
Expected tax recovery	4,037	12,294
Unrecognized non-capital loss carry-forward	(4,037)	(12,294)
Income tax recovery	$-	$-

The Company’s deferred income tax assets are estimated as follows:
	2008	2007

Operating loss carry forward	$59,926	$48,393
Statutory tax rate	35%	35%
Net potential future income tax asset	20,974	16,937
Less: valuation allowance	(20,974)	(16,937)
Net deferred income tax asset	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

Note 5	Income Taxes – (continued)

As of January 31, 2008, the Company had net operating loss carry forwards of approximately $60,000 that may be available to reduce future years’ taxable income. These loss carry forwards will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken, or expected to be taken, with respect to transfer pricing, inter-company charges and allocations, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Norman Dority. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decision regarding required disclosure.

Management Report on Internal Controls

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of January 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of January 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes In Internal Control

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

As at April 28, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Norman Dority	President, Secretary, Treasurer, Chief Financial Officer and a Director	61	November 28, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Norman Dority is our president and chief financial officer and is our sole director. Mr. Dority has been a successful businessman with over 20 years experience in dealing with small start-up and development stage companies. Throughout his career, Mr. Dority has gained many years of experience in operations and project management holding various positions for companies in a wide variety of industries.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officer and director described above.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committee.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

We have no audit committee financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because of our stage of development, we believe the services of a financial expert are not warranted.

Code Of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this annual report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Norman Dority	1(1)	1	Nil
Zoran Pudar	1(1)	1	Nil
Elena Ilina	1(1)	1	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

ITEM 10. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended January 31, 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended January 31, 2008, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Norman Dority(1) President and Chief Financial Officer	2008 2007(2)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Dority has been our president and chief financial officer since November 28, 2006.
(2)	Period from inception (March 10, 2004) to January 31, 2007.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at January 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended January 31, 2008 and Year End Option Values

There were no stock options exercised during the year ended January 31, 2008.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. Dority. Generally, Mr. Dority provides his services on a part-time basis without compensation. Mr. Dority has agreed not to charge any management fee during the current period in which we are carrying out phase one of our exploration program

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 28, 2008, there were 8,540,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.

Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of January 31, 2008 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class(2)
Common Stock	Norman Dority 1802 N. Carson Street Carson City, Nevada	Nil	Nil
Common Stock	Directors and Officers as a group	Nil	Nil
5% Shareholders
Common Stock	Elena Ilina 1049 Euphrates Crecs Port Coquitlam BC V3B 8B8	2,500,000	29.3%
Common Stock	Zoran Pudar 119-4371 Mayberry Street Burnaby BC V5H 4H8	2,500,000	29.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 8,540,000 shares of common stock issued and outstanding as of April 28, 2008.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended January 31, 2008, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Norman Dority, is also our chief financial officer. As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. in addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 20, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 20, 2006)
10.1	Mineral Property Purchae Agreement dated January 18, 2006 (incorporated by reference from our Form SB-2 Registration Statement, filed on March 20, 2006)
14.1*	Code of Ethics
31.1*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal years ended January 31, 2008 and January 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2008	Year Ended January 31, 2007
Audit Fees	$5,500	$10,420
Audit Related Fees	$5,250	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,750	$10,420

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton Labonte LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton Labonte LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENIA ENTERPRISES INC.

By	/s/ Norman Dority
Norman Dority
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 28, 2008