Form 10-Q
period 2008-04-30
DENIA ENTERPRISES INC
filed 2008-06-23
CIK 1284802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _________to ________

Commission File No. 333-132584

DENIA ENTERPRISES INC.
(Exact name of registrant as specified in its charter)

Nevada	41-21333756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Beauford Lane, Palm Coast, Florida 32137
(Address of principal executive offices) (zip code)

386-864-8831
(Registrant’s telephone number, including area code)

1802 N. Carson Street Carson City, Nevada 89701
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X ] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes¨ No¨

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of June 18, 2008, there were 8,540,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

F-1

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

April 30, 2008

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTE TO THE FINANCIAL STATEMENTS

F-2

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30,	January 31,
	2008	2008

ASSETS

CURRENT
Prepaid expenses	$-	$500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$23,224	$16,983
Due to related party	15,256	9,643

	38,480	26,626

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 common shares, $0.001 par value,
Issued and outstanding
8,540,000 common shares (Jan 31, 2008 – 8,540,000 shares)	8,540	8,540
Additional paid in capital	25,260	25,260
Deficit accumulated during the exploration stage	(72,280)	(59,926)

	(38,480)	(26,126)

	$-	$500

The accompanying note is an integral part of these financial statements

F-3

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
	Three months	Three months	From March 10,
	ended	ended	2004 (Inception)
	April 30,	April 30,	to April 30,
	2008	2007	2008

EXPENSES
Accounting and audit fees	$6,338	$-	$31,346
Consulting	-	-	5,000
Legal fees	-	-	6,000
Management fees	-	-	7,000
Mineral property costs	-	-	1,300
Office and administration expenses	6,016	-	11,137
Transfer agent	-	-	10,497

NET LOSS	$(12,354)	$-	$(72,280)

LOSS PER SHARE – BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING – BASIC AND DILUTED	8,540,000	8,540,000

The accompanying note is an integral part of these financial statements

F-4

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
	Three months	Three months	From March 10,
	ended	ended	2004 (Inception)
	April 30,	April 30,	to April 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(12,354)	$-	$(72,280)
Item not requiring use of cash
Mineral property costs	-	-	300
Change in non-cash working capital balance
related to operations
Prepaid expenses	500	-	-
Accounts payable and accrued
liabilities	6,241	-	23,224

Net cash used in operations	(5,613)	-	(48,756)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds on sale of common stock	-	-	33,500
Due to related party	5,613	-	15,256

Net cash flows from financing activities	-	-	48,756

INCREASE IN CASH	-	-	-

CASH, BEGINNING	-	-	-

CASH , ENDING	$-	$-	$-

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying note is an integral part of these financial statements

F-5

Note 1	Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended January 31, 2008 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Denia” mean Denia Enterprises Inc., unless otherwise indicated.

Our Current Business

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

Recent Corporate Developments

Since the commencement of our fiscal quarter ended April 30, 2008, we experienced the following significant corporate developments:

1.

On June 16, 2008 our sole executive officer and director Norm Dority resigned as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, and director. Mr. Dority’s resignation was not as a result of any disagreements with the Company’s operations, policies or practices. Also on June 16, 2008, J. Michael Ator was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and sole member of the board of directors, to fill the vacancy created by Mr. Dority’s departure. Mr. Ator is self-employed as the principal of Ator’s Consulting. Ator’s Consulting is a private company that provides financial consulting services for small companies. Mr. Ator has also served as Chief Financial Officer of AVT, Inc., a private company based in Corona, California from December 2006 to May 30, 2008. Mr. Ator has received an MBA from the University of Phoenix in 2007.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three month period ended April 30, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Three Month Summary

	Three Months Ended
	April,
	2008	2007
Revenue	$-	$-
General and Administrative Expenses	$12,354	-
Net Loss	$12,354	$-

Revenue

We have had no operating revenues for the three month period ended April 30, 2008 and 2007. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations and locate a prospective property through which we can pursue our plan of operation.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended
	April 30,
	2008	2007
Office and Administrative Fees	$6,016	$-
Legal Fees	-	-
Accounting and Audit Fees	6,338	-
Total Expenses	$12,354	$-

Operating Expenses

The increase in office and administrative fees for the three month period ended April 30, 2008 was due to the fact that we had an increase in office and administration fees and an increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital
	Three Months Ended April 30, 2008	Year Ended January 31, 2008
Current Assets	$-	$500
Current Liabilities	38,480	26,626
Working Capital Deficiency	$(38,480)	$(26,126)

Cash Flows
	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007
Cash used in Operating Activities	$5,613	$-
Cash used by Investing Activities	-	-
Cash provided by Financing Activities	5,613	-
Net Decrease in Cash	$-	$-

We had no cash on hand and a working capital deficiency of $38,480 as of April 30, 2008. We anticipate that we will incur approximately $29,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $5,613 during the three month period ended April 30, 2008 and $nil during the three month period ended April 30, 2007. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the three month period ended April 30, 2008.

Cash from Financing Activities

We generated cash from financing activities in the amount of $5,613 during the three month period ended April 30, 2008 compared to $Nil during the three month period ended April 30, 2007. Cash generated by financing activities is attributable to loans provided by our sole director and officer of our company. The loans are unsecured, non-interest bearing and have no specific terms of repayment.

Going Concern

The audited financial statements accompanying our annual report on Form 10-KSB for the year ended January 31, 2008 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at April 30, 2008, our company has accumulated losses of $72,280 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

We will need to obtain additional financing in order to complete our business plan. As of April 30, 2008, we had no cash on hand and a working capital deficiency of $38,480. Our business plan calls for significant expenses in connection with the acquisition of mineral claims. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price of gold and other base metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

We have incurred a net loss of $72,280 for the period from March 10, 2004 (inception) to April 30, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with our annual report on Form 10-KSB for the year ended January 31, 2008 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended January 31, 2008. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on March 20, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on March 20, 2006)
10.1	Mineral Property Purchase Agreement dated January 18, 2006 (incorporated by reference from our Form SB-2 Registration Statement, filed on March 20, 2006)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed April 30, 2008
31.1*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENIA ENTERPRISES INC.

By	/s/ J. Michael Ator
J. Michael Ator
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	June 19, 2008