Form 10-Q
period 2008-07-31
DENIA ENTERPRISES INC
filed 2008-09-22
CIK 1284802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ________

Commission File No. 333-132584

DENIA ENTERPRISES INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

41-21333756
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
Yes[ X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”“accelerated filer,”and “smaller reporting company”in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ X ]   No[   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[   ] No[   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of September 18, 2008, there were 8,540,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

July 31, 2008

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	July 31,	January 31,
	2008	2008

ASSETS

CURRENT
Prepaid expenses	$3,000	$500

LIABILITIES AND STOCKHOLDERS’DEFICIT

CURRENT
Accounts payable and accrued liabilities	$28,835	$16,983
Due to related party (Note 2)	52,098	9,643

	80,933	26,626

STOCKHOLDERS’DEFICIT
Capital stock
Authorized:
75,000,000 common shares, $0.001 par value,
Issued and outstanding:
8,540,000 common shares (January 31, 2008 –8,540,000 shares)	8,540	8,540
Additional paid in capital	25,260	25,260
Deficit accumulated during the exploration stage	(111,733)	(59,926)

	(77,933)	(26,126)

	$3,000	$500

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					From
					March 10,
	Three	Three	Six	Six	2004
	months	months	months	months	(Date of
	ended	ended	ended	ended	Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31,
	2008	2007	2008	2007	2008

EXPENSES
Accounting and audit fees	$2,132	$7,778	$8,470	$7,778	$33,478
Consulting	-	-	-	-	5,000
Legal fees	9,861	-	15,877	-	21,877
Management fees	-	-	-	-	7,000
Mineral property costs	-	-	-	-	1,300
Office and administration expenses	12	9	12	9	5,133
Salaries and wages	27,448	-	27,448	-	27,448
Transfer agent	-	-	-	-	10,497

NET LOSS	$(39,453)	$(7,787)	$(51,807)	$(7,787)	$(111,733)

LOSS PER SHARE –BASIC AND
DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING –BASIC AND
DILUTED	8,540,000	8,540,000	8,540,000	8,540,000

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			From
			March 10,
	Six	Six	2004
	months	months	(Date of
	ended	ended	Inception)
	July 31,	July 31,	to July 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(51,807)	$(7,787)	$(111,733)
Item not requiring use of cash
Mineral property costs	-	-	300
Change in non-cash working capital balance
related to operations
Prepaid expenses	(2,500)	-	(3,000)
Accounts payable and accrued
liabilities	11,852	2,787	28,835

Net cash used in operations	(42,455)	(5,000)	(85,598)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds on sale of common stock	-	-	33,500
Due to related party	42,455	5,000	52,098

Net cash flows from financing activities	42,455	5,000	85,598

INCREASE IN CASH	-	-	-

CASH, BEGINNING	-		-

CASH, ENDING	$-	$-	$-

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008
(Unaudited)

Note 1	Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended January 31, 2008 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

Note 2	Related Party Transactions

a)	At July 31, 2008, the Company owed a director $25,946 (January 31, 2008 - $9,643). The amount is unsecured, non-interest bearing and has no specific terms of repayment.

b)	At July 31, 2008, the Company owed an officer $19,167 (January 31, 2008 - $Nil). The amount is unsecured, non-interest bearing and has no specific terms of repayment.

c)	At July 31, 2008, the Company owed a shareholder $6,985 (January 31, 2008 - $Nil). The amount is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”or “continue”or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock”refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company”and “Denia”mean Denia Enterprises Inc., unless otherwise indicated.

Our Current Business

We were incorporated as Denia Enterprises Inc. under the laws of Nevada on March 10, 2004. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We previously held a 100% undivided right, title and interest in and to three mineral claims, known as the “Julie Group”mineral claims which are located in the Nicola Mining Division of the Province of British Columbia, Canada. During the fiscal year ended January 31, 2008 we were unsuccessful in finding any commercially exploitable mineral deposits on our mineral claims and all of our mineral claims were permitted to lapse. We are presently an exploration stage company that has not yet generated or realized any revenues from our business operations. Our company does not currently own any property interests. We intend to continue to seek mineral properties for exploration. We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program or the purchase of an existing producing asset.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three and six month period ended July 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Three and Six Months Summary

	Three Months Ended		Six Months Ended
		July 31,		July 31,
	2008	2007	2008	2007
Revenue	$-	$-	$-	$-
Expenses	39,453	7,787	51,807	7,787
Net Loss	$39,453	$7,787	$51,807	$7,787

Revenue

We have had no operating revenues for the three and six month periods ended July 31, 2008 and 2007. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations and locate a prospective property through which we can pursue our plan of operation.

Operating Costs and Expenses

Our expenses for the three and six month periods ended July 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Six Months Ended
		July 31,		July 31,
	2008	2007	2008	2007
Accounting and Audit Fees	2,132	7,778	8,470	7,778
Legal Fees	9,861	-	15,877	-
Office and Administration	12	9	12	9
Salaries and Wages	27,448	-	27,448	-
Total Expenses	$39,453	$7,787	$51,807	$7,787

Operating Expenses

The increase in operating expenses for the three and six month periods ended July 31, 2008 was primarily due to the fact that we had an increase in salary costs owed to our sole director and officer and an increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

		As at July 31, 2008	As at January 31, 2008
Current Assets		$3,000	$500
Current Liabilities		80,933	26,626
Working Capital Deficiency	$	(77,933)	$(26,126)

Cash Flows

	Six Months Ended July 31, 2008	Six Months Ended July 31, 2007
Cash used in Operating Activities	$42,455	$5,000
Cash used by Investing Activities	-	-
Cash provided by Financing Activities	42,455	5,000
Net Decrease in Cash	$-	$-

We had no cash on hand and a working capital deficiency of $77,933 as of July 31, 2008. We anticipate that we will incur approximately $29,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $42,455 during the six month period ended July 31 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the three month period ended July 31, 2008.

Cash from Financing Activities

We generated cash from financing activities in the amount of $42,455 during the six month period ended July 31, 2008 compared to $5,000 during the comparative period in 2007. Cash generated by financing activities is attributable to loans provided by stockholders. The loans are unsecured, non-interest bearing and have no specific terms of repayment.

Going Concern

The audited financial statements accompanying our annual report on Form 10-KSB for the year ended January 31, 2008 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at July 31, 2008, our company has accumulated losses of $111,733 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

We have incurred a net loss of $111,733 for the period from March 10, 2004 (inception) to July 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock”to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors” The term “accredited investor”refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock”rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

DENIA ENTERPRISES INC.

By	/s/ James Michael Ator
James Michael Ator
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	September 22, 2008