Form 10-Q
period 2008-10-31
DENIA ENTERPRISES INC
filed 2008-12-22
CIK 1284802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of December 22, 2008, there were 8,540,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

October 31, 2008

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31,	January 31,
	2008	2008

ASSETS

CURRENT
Prepaid expenses	$-	$500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT
Accounts payable and accrued liabilities	$26,049	$16,983
Due to related party (Note 2)	101,100	9,643

	127,149	26,626

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized:
75,000,000 common shares, $0.001 par value
Issued and outstanding:
8,540,000 common shares (January 31, 2008 – 8,540,000 shares)	8,540	8,540
Additional paid in capital	25,260	25,260
Deficit accumulated during the exploration stage	(160,949)	(59,926)

	(127,149)	(26,126)

	$-	$500

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					From
					March 10,
	Three	Three	Nine	Nine	2004
	months	months	months	months	(Date of
	ended	ended	ended	ended	Inception) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007	2008

EXPENSES
Accounting and audit fees	$8,998	$1,855	$17,468	$9,633	$42,476
Consulting	-	-	-	-	5,000
Legal fees	1,898	-	17,775	-	23,775
Management fees	-	-	-	-	7,000
Mineral property costs	-	-	-	-	1,300
Office and administration expenses	6,626	-	6,638	10	11,759
Salaries and wages	27,249	-	54,697	-	54,697
Transfer agent and filing fees	4,445	-	4,445	-	14,942

NET LOSS	$(49,216)	$(1,855)	$(101,023)	$(9,643)	$(160,949)

LOSS PER SHARE – BASIC AND
DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING – BASIC AND
DILUTED	8,540,000	8,540,000	8,540,000	8,540,000

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			From
			March 10,
	Nine	Nine	2004
	months	months	(Date of
	ended	ended	Inception)
	October 31,	October 31,	to October 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(101,023)	$(9,643)	$(160,949)
Item not requiring use of cash
Mineral property costs	-	-	300
Change in non-cash working capital balance
related to operations
Prepaid expenses	500	-	-
Accounts payable and accrued
liabilities	9,066	1,855	26,049

Net cash used in operations	(91,457)	(7,788)	(134,600)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds on sale of common stock	-	-	33,500
Due to related party	91,457	7,788	101,100

Net cash flows from financing activities	91,457	7,788	134,600

INCREASE IN CASH	-	-	-

CASH, BEGINNING	-	-	-

CASH, ENDING	$-	$-	$-

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

DENIA ENTERPRISES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

Note 1	Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

Note 2	Related Party Transactions

a)	At October 31, 2008, the Company owed a director $31,147 (January 31, 2008 - $9,643). The amount is unsecured, non-interest bearing and has no specific terms of repayment.

b)	At October 31, 2008, the Company owed certain shareholders $69,953 (January 31, 2008 - $Nil). The amount is unsecured, non-interest bearing and has no specific terms of repayment.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three and nine month period ended October 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Three and Nine months Summary

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenue	$-	$-	$-	$ -
Expenses	49,216	1,855	101,023	9,643
Net Loss	$49,216	$1,855	$101,023	$9,643

Revenue

We have had no operating revenues for the three and nine month periods ended October 31, 2008 and 2007. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations and locate a prospective property through which we can pursue our plan of operation.

Operating Costs and Expenses

Our expenses for the three and nine month periods ended October 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Nine months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Accounting and Audit Fees	8,998	1,855	17,468	9,633
Legal Fees	1,898	-	17,775	-
Office and Administration	6,626	-	6,638	10
Salaries and Wages	27,249	-	54,697	-
Transfer agent and filing fees	4,445	-	4,445	-
Total Expenses	$49,216	$1,855	$101,023	$9,643

Operating Expenses

The increase in operating expenses for the three and nine month periods ended October 31, 2008 was primarily due to the fact that we had an increase in salary costs owed to our sole director and officer and an increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	As at October 31, 2008	As at January 31, 2008
Current Assets	$-	$500
Current Liabilities	127,149	26,626
Working Capital Deficiency	$(127,149)	$(26,126)

Cash Flows

	Nine months Ended October 31, 2008	Nine months Ended October 31, 2007
Cash used in Operating Activities	$91,457	$7,788
Cash used by Investing Activities	-	-
Cash provided by Financing Activities	91,457	7,788
Net Decrease in Cash	$-	$-

We had no cash on hand and a working capital deficiency of $127,149 as of October 31, 2008. We anticipate that we will incur approximately $29,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $91,457 during the nine month period ended October 31 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the nine month period ended October 31, 2008.

Cash from Financing Activities

We generated cash from financing activities in the amount of $91,457 during the nine month period ended October 31, 2008 compared to $7,788 during the comparative period in 2007. Cash generated by financing activities is attributable to loans provided by stockholders. The loans are unsecured, non-interest bearing and have no specific terms of repayment.

Going Concern

The audited financial statements accompanying our annual report on Form 10-KSB for the year ended January 31, 2008 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2008, our company has accumulated losses of $160,949 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

We will need to obtain additional financing in order to complete our business plan. As of October 31, 2008, we had no cash on hand and a working capital deficiency of $127,149. Our business plan calls for significant expenses in connection with the acquisition of mineral claims. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price of gold and other base metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

We have incurred a net loss of $160,949 for the period from March 10, 2004 (inception) to October 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
James Michael Ator
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	December 22, 2008