Form 10-K
DENIA ENTERPRISES INC
filed 2009-07-06
CIK 1284802

Form 10K DENIA ENTERPRISES INC - DNIA Filed: June 30, 2009 (period: January 31, 2009) Annual report filed by small businesses

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number333-132584

DENIA ENTERPRISES INC.

 (Name of small business issuer in its charter)

Nevada	41-21333756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Karas Trail Palm Coast, Florida	32164
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 386 313 6161

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

 Yes [ X  ]   No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes []   No [   ]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

$177,000 as at January 30, 2009 based on a price of $0.05 per share, being the issue price per share of the last private placement of the issuer completed in January 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the

 Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 13,540,000 common shares as of January 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form  10-K into which the document is incorporated: (1) any annual report to security holders;

 (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities

 Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes

 (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

ANNUAL REPORT ON FORM 10-K

 FOR THE YEAR ENDED JANUARY 31, 2008

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

.

risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

.

results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

.

mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

.

the potential for delays in exploration or development activities or the completion of feasibility studies;

.

risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

.

risks related to commodity price fluctuations;

.

the uncertainty of profitability based upon our history of losses;

.

risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

.

risks related to environmental regulation and liability;

.

risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

.

risks related to tax assessments;

.

political and regulatory risks associated with mining development and exploration; and

.

other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except, as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform to these statements to actual results. Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock. As used in this annual report, the terms "we", "us", "our", and "Denia" mean Denia Enterprises Inc., unless the context clearly requires otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

General

The Company was incorporated in the State of Nevada on March 10, 2004 and is in the exploration stage.  The Company’s business is the acquisition and exploration of mineral interests.  At January 31, 2009, all of the Company’s mineral interests had expired.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of January 31, 2009, the Company has not achieved profitable operations and has accumulated a deficit of $212,758. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors, or a private placement of common stock.

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

.

water discharge will have to meet drinking water standards;

.

dust generation will have to be minimal or otherwise re-mediated;

.

dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

.

an assessment of all material to be left on the surface will need to be environmentally benign;

.

ground water will have to be monitored for any potential contaminants;

.

the socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

.

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

Item 1 A. Not Applicable

Item 1B: Unresolved Staff Complaints: None

Item 2. Description of Property.

Our executive offices are located at 32 Karas Trail, Pal Coast Florida 32164. Our office space is rented on a month to month basis. We have no property interests other than our head office lease.

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

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “DNIA”. Our shares have been quoted on the Over-The-Counter Bulletin Board since July 19, 2006. There have been no trades in our shares of common stock since the listing date.

Our transfer agent is: Interwest Transfer Company, Inc. 1981 Murray Holladay Road, Suite 100 Salt Lake City, UT  84117; P.O. Box 17136 Salt Lake City, UT  84117; Phone: (801)272-9294; Fax: (801)277-3147

Holders of our Common Stock

As of January 31, 2009, there were three registered stockholders holding 13,540,000 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

Other than as described below, we have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended January 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2009.

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

Cash Requirements Over The Next Twelve Months

We anticipate that we will incur the following expenses over the next twelve months:

Category of Expense	Estimated Expenditure Amount
Professional Fees	$45,000
Office Expenses	$6,000
Book Keeping Services	$24,000
Total	$75,000

As at January 31, 2009, we had no cash and a working capital deficit of $103,793. During the twelve month period ending January 31, 2010, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of our exploration program. If we do not continue to obtain additional financing, we will be forced to abandon our plan of operation.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended January 31, 2009 which are included herein.

Our operating results for the years ended January 31, 2009 and 2008 and for the period from our inception on March 10, 2004 through to January 31, 2009 are summarized as follows:

	Year Ended January 31, 2009 (Audited)	Year Ended January 31, 2008 (Audited)	Cumulative from inception (March 10, 2004) to January 31, 2009 (Audited)
Revenue	$Nil	$Nil	$Nil

Expenses Auditing and Accounting Fees Interest Expense	$23,190 $10,802	$11,488	$48,198 $10,802
Exploration fees	-	-	$1,300
Consulting fees	-		$5,000
Office and administrative Legal Fees	$16,458 $18,561	45	$21,579 $24,561
Salaries	$81,946		$81,946
Transfer agent fees	$1,875		$12,372
Management fees	-		$7,000
Total Expenses	$152,832	$11,533	$212,758

Revenues

We have had no operating revenues since our inception on March 10, 2004 through to the period ended January 31, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Professional Salaries and Fees

The increase in Salaries for the year ended January 31, 2009 was due to the fact that we hired a full time officer to handle management issues. Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2010 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Exploration Expenditures

During the year ended January 31, 2009 we expended $nil on exploration on our Julie Group mineral claims.

Liquidity And Capital Resources

Working Capital

	Year Ended January 31, 2009	Year Ended January 31, 2008
Current Assets	$$21,214	$500
Current Liabilities	125,007	$16,983
Working Capital Deficiency	(103,793)	($26,126)

Cash Flows

	Year Ended January 31, 2009	Year Ended January 31, 2008	Period from Inception (March 10, 2004) to January 31, 2009
Cash used in Operating Activities	$($91,457)	$$9,643	$($134,600)
Cash provided by Investing Activities	-	-
Cash provided by Financing Activities	91,457	$9,643	134,600
Net Increase (Decrease) in Cash	-		-

We had no cash on hand and a working capital deficiency of $7,064 as of January 31, 2009. We anticipate that we will incur approximately $75,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $$91,457 during the year ended January 31, 2009 and $134,600 during the period from our inception on March 10, 2004 through to January 31, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the year ended January 31, 2009.

Cash from Financing Activities

We generated cash from financing activities in the amount of $91,457 during the year ended January 31, 2009 and $134,600 during the period from our inception on March 10, 2004 through to January 31, 2009. Cash generated by financing activities is attributable to loans provided by our sole director and officer of our company. The loans are unsecured, non-interest bearing and have no specific terms of repayment.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at January 31, 2009, our company has accumulated losses of $212,758 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended January 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

We have incurred a net loss of $212,758 for the period from March 10, 2004 (inception) to January 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Item 7A:  Quantitve and Qualitive Disclosures about Market Risk

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

ITEM 8. FINANCIAL STATEMENTS.

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ DEFICIT

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Denia Enterprises Inc.

We have audited the accompanying balance sheets of Denia Enterprises Inc. (an exploration stage company) as of January 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from March 10, 2004 (inception) through January 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Denia Enterprises Inc. as of January 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from March 10, 2004 (inception) through January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

June 26, 2009

Vancouver, Canada

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

BALANCE SHEETS

	January 31,	January 31,
	2009	2008

ASSETS

Current
Prepaid expenses	$ -	$ 500
Due from related party (Note 6)	21,214	-

	$ 21,214	$ 500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$ 28,270	$ 16,983
Convertible note (Note 4)	96,737	-
Due to related party (Note 5)	-	9,643
	125,007	26,626

STOCKHOLDERS’ DEFICIT
Capital stock (Note 6)
Authorized
75,000,000 common shares, par value $0.001 per share
Issued and outstanding
13,540,000 common shares (January 31, 2008 – 8,540,000)	13,540	8,540
Additional paid in capital	95,425	25,260
Deficit accumulated during the exploration stage	(212,758)	(59,926)
	(103,793)	(26,126)

	$ 21,214	$ 500

The accompanying notes are an integral part of these financial statements.

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended January 31,	Year ended January 31,	Cumulative from March 10, 2004 (Inception) to January 31,
	2009	2008	2009

Expenses
Accounting and audit fees	$ 23,190	$ 11,488	$ 48,198
Consulting	-	-	5,000
Interest expense (Note 4)	10,802	-	10,802
Legal fees	18,561	-	24,561
Management fees	-	-	7,000
Mineral property costs (Note 3)	-	-	1,300
Office and administration expenses (Note 5)	16,458	45	21,579
Salaries and wages (Note 5)	81,946	-	81,946
Transfer agent	1,875	-	12,372

Net loss	$ 152,832	$ 11,533	$ 212,758

Net Loss Per Share – Basic and Diluted	$ (0.02)	$ (0.00)

Weighted Average Number of Shares Outstanding – Basic and Diluted	9,673,880	8,540,000

The accompanying notes are an integral part of these financial statements.

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended January 31,	Year ended January 31,	Cumulative from March 10, 2004 (Inception) to January 31,
	2009	2008	2009

Cash Flows From Operating Activities:
Net loss	$ (152,832)	$ (11,533)	$ (212,758)
Non-cash items:
Accrued interest expense	10,802	-	10,802
Mineral property costs	-	-	300
Shares issued for services	38,786	-	38,786
Change in non-cash working capital items:
Prepaid expenses	500	-	-
Accounts payable and accrued liabilities	11,287	1,890	28,270
Net cash used in operating activities	(91,457)	(9,643)	(134,600)

Cash Flows From Financing Activities:
Proceeds on sale of common stock	-	-	33,500
Convertible note	101,100	-	101,100
Due to (from) related party	(9,643)	9,643	-
Net cash flows from financing activities	91,457	9,643	134,600

Change in cash	-	-	-

Cash, beginning	-	-	-

Cash, ending	$ -	$ -	$ -

Supplemental cash flow information:
Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

                      The accompanying notes are an integral part of these financial statements.

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional	Deficit Accumulated During the
	Common Stock		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, March 10, 2004,	-	$ -	$ -	$ -	$ -

Net loss	-	-	-	(1,880)	(1,880)

Balance, January 31, 2005	-	-	-	(1,880)	(1,880)

Capital stock issued for cash: – March 2005 at $0.001 per share	6,500,000	6,500	-	-	6,500
– January 2006 at $0.01 per share	1,500,000	1,500	13,500	-	15,000
– January 2006 at $0.05 per share	240,000	240	11,760	-	12,000

Capital stock issued for mineral property: – January 2006 at $0.001 per share (Note 3)	300,000	300	-	-	300

Net loss	-	-	-	(11,387)	(11,387)

Balance, January 31, 2006	8,540,000	8,540	25,260	(13,267)	20,533

Net loss	-	-	-	(35,126)	(35,126)

Balance, January 31, 2007	8,540,000	8,540	25,260	(48,393)	(14,593)

Net loss	-	-	-	(11,533)	(11,533)

Balance, January 31, 2008	8,540,000	8,540	25,260	(59,926)	(26,126)

Capital stock issued for services: - November 10, 2008 at $0.012 per share	5,000,000	5,000	55,000		60,000

Discount on convertible note	-	-	15,165	-	15,165

Net loss	-	-	-	(152,832)	(152,832)

Balance, January 31, 2009	13,540,000	$ 13,540	$ 95,425	$ (212,758)	$ (103,793)

The accompanying notes are an integral part of these financial statements.

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2009

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on March 10, 2004 and is in the exploration stage.  The Company’s business is the acquisition and exploration of mineral interests.  At January 31, 2009, all of the Company’s mineral interests had expired.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of January 31, 2009, the Company has not achieved profitable operations and has accumulated a deficit of $212,758. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors, or a private placement of common stock.

Note 2

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company is considered to be in the exploration stage, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Exploration Stage Enterprises.”

Use of estimates

The preparation of financial  statements  in  conformity  with GAAP  requires  management  to  make  estimates  and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. The Company regularly evaluates estimates and assumptions. The Company  bases its  estimates  and  assumptions  on  current  facts,  historical experience and various other factors that it believes to be reasonable under the circumstances,  the results of which form the basis for making  judgments  about the  carrying  values of assets  and  liabilities  and the  accrual of costs and expenses that are not readily  apparent from other  sources.  The actual results experienced  by the  Company  may  differ  materially  and  adversely  from  the Company's  estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.  The most significant estimates with regard to these financial statements relate to deferred income tax amounts and rates and timing of the reversal of income tax differences.

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2009

Note 2

Summary of Significant Accounting Policies – (continued)

Financial Instruments

The fair value of the Company's financial instruments, consisting of  accounts payable, convertible note payable and amount due to (from) related party, are estimated to be equal to their carrying value.  It is management's opinion that the Company is not exposed to significant interest, currency and credit risks arising from these financial instruments.

Income Taxes

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies  the  accounting  for  uncertainty  in income taxes by  prescribing  a two-step method of first evaluating whether a tax position has met a more likely than not recognition  threshold  and,  second,  measuring  that tax position to determine the amount of benefit to be  recognized  in the financial  statements. FIN 48  provides  guidance  on the  presentation  of  such  positions  within  a classified balance sheet as well as on  de-recognition,  interest and penalties, accounting in interim periods, disclosure and transition.

Foreign Currency Translations

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the transaction date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2009

Note 2

Summary of Significant Accounting Policies – (continued)

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended January 31, 2009 and 2008, there are no items that cause comprehensive loss to be different from net loss.

Mineral Property Costs

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

Stock Based Compensation

The Company has adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payments”, using the modified prospective transition method.  SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.

To date the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”).  The statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP.  The statement is effective 60 days following the SEC's approval of the Public Fund Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2009

Note 3

Mineral Property

Julie Group Claims

By a mineral property purchase agreement dated January 18, 2006, the Company acquired a 100% undivided right, title and interest in and to three mineral claims, known as "Julie Group", located in the province of British Columbia, Canada by the issuance of 300,000 common shares of the Company’s capital stock at $0.001 per share for a total of $300 from an unrelated party. During the year ended January 31, 2006 the Company also incurred $1,000 of mineral property costs. At January 31, 2008, all of the Company’s mineral property claims had expired.

Note 4

Convertible Note

On May 18, 2008, the Company entered into a convertible note agreement with the bearer of the note (the “Bearer”), whereby the Bearer advanced $101,100 to the Company.  On May 18, 2009, the convertible note will be converted into 2,000,000 fully paid and non-assessable shares of common stock of the Company not with standing any reverse split.  As at June 26, 2009, the convertible note had not been converted to shares.  Upon conversion of the convertible note, there will be no accrued and unpaid interest on the principal amount.  In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company determined the value of the embedded beneficial conversion feature as $Nil.

The convertible note was discounted at a 15% interest rate and $15,165 was recorded as additional paid-in capital and is being deferred and amortized over the term of the convertible note. During the year ended January 31, 2009, $10,802 was expensed as non-cash interest pertaining to this convertible note. The carrying value of the convertible note will be accreted to the face value over the term of the note.

Note 5

Related Party Transactions

During the year ended January 31, 2009, the Company issued 5,000,000 shares to the president for debt settlement.  See note 6.

At January 31, 2008 the Company owed a director $Nil (2008: $9,643). The amount is unsecured, non-interest bearing and has no specified terms of repayment.

During the year ended January 31, 2009, the Company paid salaries of $81,946 (2008: $Nil) to its president.

During the year ended January 31, 2009, the Company paid office administration fees of $13,000 (2008: $Nil) to a relative of the Company’s president.  The amount was recorded in office and administration expenses.

Related party transactions are measured at the exchange amount, which represents the amount of consideration agreed to between the related parties.

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2009

Note 6

Common Stock

During the year ended January 31, 2009, the Company issued 5,000,000 shares at $0.012 per share to the Company’s president in settlement of $32,786 owing for compensation and related taxes, $6,000 owing for bookkeeping fees due to a relative of the Company’s president and $21,214 as a prepayment for future services.  The $21,214 remains on the balance sheet at January 31, 2009 as an amount receivable from the president.

Note 7

Income Taxes

The actual income tax provisions differ from the expected amounts calculated by applying the US combined federal and state income tax rates to the Company’s loss before income taxes. The components of these differences are as follows:

	2009	2008

Loss before income taxes	$ 152,832	$ 11,533

Statutory tax rate	35%	35%

Expected tax recovery	53,491	4,037

Unrecognized non-capital loss carry-forward	(53,491)	(4,037)

Income tax recovery	$ -	$ -

The Company’s deferred income tax assets are estimated as follows:

	2009	2008

Net operating losses	74,465	20,974

Less: valuation allowance	(74,465)	(20,974)

Net deferred income tax asset	$ -	$ -

As of January 31, 2009, the Company had net operating loss carry forwards of approximately $212,000 that may be available to reduce future years’ taxable income. These loss carry forwards will expire commencing in 2024. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

DENIA ENTERPRISES INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2009

Note 7

Income Taxes – (continued)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. James Michael Ator. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and reported within the time periods specified by the rules and forms of the SEC.

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

As of January 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

As at January 31, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
James Michael Ator	President, Secretary, Treasurer, Chief Financial Officer and a Director	58	May 10, 2008

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

James Michael Ator is our president and chief financial officer and is our sole director. Mr. Ator has an MBA and has been a successful businessman with over 30 years experience in dealing with small start-up and development stage companies. Throughout his career, Mr. Ator has gained many years of experience in operations and project management holding various positions for companies in a wide variety of industries.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
James Michael Ator	1(1)	1	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to our principal executive officer; at the end of the year ended January 31, 2009

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
James Michael Ator (1) President and Chief Financial Officer	2009	$81,946 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil	$81,946

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

Outstanding Equity Awards at Fiscal Year-End

As at January 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended January 31, 2009 and Year End Option Values

There were no stock options exercised during the year ended January 31, 2009.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do have any employment agreements or other compensation arrangements with James Michael Ator. In exchange for his duties as Officer and Director he receives $1500 per week plus expenses needed to cover  Company operating costs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 31, 20089 there were 13,540,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group.

Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of January 31, 2009 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class(2)
Common Stock	James Michael Ator 32 Karas Trail, Palm Coast Florida 32164	10,000,000	73%
Common Stock	Directors and Officers as a group	10,000,000	73%
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

(2)	The percentage of class is based on 13,540,000 shares of common stock issued and outstanding as of January 31, 2009.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended January 31, 2009, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, James Michael Ator, is also our chief financial officer. As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. in addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. our management believes that the costs associated with maintaining such insurance is prohibitive at this time

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal years ended January 31, 2009 and January 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2009	Year Ended January 31, 2008
Audit Fees	$14,000	$11,488
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,000	$11,488

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Item 15. Exhibits, Financial Statement Schedules

1

Financial Statements

Report of  Independent Registered Public Auditing firm

Balance Sheets of  January 31,2009 and 2008

Statement of Operations for the years January 31 2009, 2008 and from inception date: March 10, 2004.

Statement of Shareholders Equity  the years ending January 31 2009, 2008 and from inception date: March 10, 2004.

Statement of Cash Flows  for the years January 31 2009, 2008 and from inception date: March 10, 2004.

2

Finacial Statement Schedules

        Other schedules are omitted because the required information is not applicable or is shown in the statements or notes.

3

Exhibits required by Item 601 of Regulation S-K

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
James Michael Ator
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	June 30,2008

CODE OF ETHICS

DENIA ENTERPRISES INC.

 (the "Corporation")

CODE OF ETHICS AND BUSINESS CONDUCT

 FOR DIRECTORS, SENIOR OFFICERS AND EMPLOYEES OF THE CORPORATION

 (the “Code”)

This Code applies to the Chief Executive Officer, President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions (collectively, the “Senior Officers”) along with all directors and employees within the Corporation (the Senior Officers, directors and employees are hereinafter collectively referred to as the “Employees”). This Code covers a wide range of business practices and procedures. It does not cover every issue that may arise, but it sets out basic principles to guide all Employees of the Corporation. All Employees should conduct themselves accordingly and seek to avoid the appearance of improper behavior in any way relating to the Corporation.

Any Employee who has any questions about the Code should consult with the Chief Executive Officer, the President, the Corporation’s board of directors (the “Board”) or the Corporation’s audit committee (the “Audit Committee”).

The Corporation has adopted the Code for the purpose of promoting:

.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

.

full, fair, accurate, timely and understandable disclosure in all reports and documents that the Corporation files with, or submits to, the Securities and Exchange Commission (“SEC”) and in other public communications made by the Corporation that are within the Senior Officer’s area of responsibility;

.

compliance with applicable governmental laws, rules and regulations;

.

the prompt internal reporting of violations of the Code; and

.

accountability for adherence to the Code.

HONEST AND ETHICAL CONDUCT

Each Senior Officer and member of the Board owes a duty to the Corporation to act with integrity. Integrity requires, among other things, being honest and candid. Employees must adhere to a high standard of business ethics and are expected to make decisions and take actions based on the best interests of the Corporation, as a whole, and not based on personal relationships or benefits. Generally, a “conflict of interest” occurs when an Employee’s personal interests is, or appears to be, inconsistent with, interferes with or is opposed to the best interests of the Corporation or gives the appearance of impropriety.

Business decisions and actions must be made in the best interests of the Corporation and should not be influenced by personal considerations or relationships. Relationships with the Corporation’s stakeholders - for example suppliers, competitors and customers - should not in any way affect an Employee’s responsibility and accountability to the Corporation. Conflicts of interest can arise when an Employee or a member of his or her family receive improper gifts, entertainment or benefits as a result of his or her position in the Corporation.

Specifically, each Employee must:

1.	act with integrity, including being honest and candid while still maintaining the confidentiality of information when required or consistent with the Corporation’s policies;

2.	avoid violations of the Code, including actual or apparent conflicts of interest with the Corporation in personal and professional relationships;

3.

disclose to the Board or the Audit Committee any material transaction or relationship that could reasonably be expected to give rise to a breach of the Code, including actual or apparent conflicts of interest with the Corporation;

4.

obtain approval from the Board or Audit Committee before making any decisions or taking any action that could reasonably be expected to involve a conflict of interest or the appearance of a conflict of interest;

5.	observe both the form and spirit of laws and governmental rules and regulations, accounting standards and Corporation policies;

6.	maintain a high standard of accuracy and completeness in the Corporation’s financial records;

7.	ensure full, fair, timely, accurate and understandable disclosure in the Corporation’s periodic reports;

8.	report any violations of the Code to the Board or Audit Committee;

9.	proactively promote ethical behaviour among peers in his or her work environment; and

10.	maintain the skills appropriate and necessary for the performance of his or her duties.

DISCLOSURE OF CORPORATION INFORMATION

As a result of the Corporation’s status as a public company, it is required to file periodic and other reports with the SEC. The Corporation takes its public disclosure responsibility seriously to ensure that these reports furnish the marketplace with full, fair, accurate, timely and understandable disclosure regarding the financial and business condition of the Corporation. All disclosures contained in reports and documents filed with or submitted to the SEC, or other government agencies, on behalf of the Corporation or contained in other public communications made by the Corporation must be complete and correct in all material respects and understandable to the intended recipient.

The Senior Officers, in relation to his or her area of responsibility, must be committed to providing timely, consistent and accurate information, in compliance with all legal and regulatory requirements. It is imperative that this disclosure be accomplished consistently during both good times and bad and that all parties in the marketplace have equal or similar access to this information.

All of the Corporation’s books, records, accounts and financial statements must be maintained in reasonable detail, must appropriately reflect the Corporation’s transactions, and must conform both to applicable legal requirements and to the Corporation’s system of internal controls. Unrecorded or “off the book” funds, assets or liabilities should not be maintained unless permitted by applicable law or regulation. Senior Officers involved in the preparation of the Corporation’s financial statements must prepare those statements in accordance with generally accepted accounting principles, consistently applied, and any other applicable accounting standards and rules so that the financial statements materially, fairly and completely reflect the business transactions and financial statements and related condition of the Corporation. Further, it is important that financial statements and related disclosures be free of material errors.

Specifically, each Senior Officer must:

.

familiarize himself or herself with the disclosure requirements generally applicable to the Corporation;

.

not knowingly misrepresent, or cause others to misrepresent, facts about the Corporation to others, including the Corporation’s independent auditors, governmental regulators, self-regulating organizations and other governmental officials;

.

to the extent that he or she participates in the creation of the Corporation’s books and records, promote the accuracy, fairness and timeliness of those records; and

.

in relation to his or her area of responsibility, properly review and critically analyse proposed disclosure for accuracy and completeness.

CONFIDENTIAL INFORMATION

Employees must maintain the confidentiality of confidential information entrusted to them by the Corporation of its customers, suppliers, joint venture partners, or others with whom the Corporation is considering a business or other transaction except when disclosure is authorized by an executive officer or required or mandated by laws or regulations. Confidential information includes all non-public information that might be useful or helpful to competitors or harmful to the Corporation or its customers or suppliers, if disclosed. It also includes information that suppliers, customers and other parties have entrusted to the Corporation. The obligation to preserve confidential information continues even after employment ends.

Records containing personal data about employees or private information about customers and their employees are confidential. They are to be carefully safeguarded, kept current, relevant and accurate. They should be disclosed only to authorized personnel or as required by law.

All inquiries regarding the Corporation from non-employees, such as financial analysts and journalists, should be directed to the Board or the Audit Committee. The Corporation’s policy is to cooperate with every reasonable request of government investigators for information. At the same time, the Corporation is entitled to all the safeguards provided by law for the benefit of persons under investigation or accused of wrongdoing, including legal representation. If a representative of any government or government agency seeks an interview or requests access to data or documents for the purposes of an investigation, the Employee should refer the representative to the Board or the Audit Committee. Employees also should preserve all materials, including documents and e-mails that might relate to any pending or reasonably possible investigation.

COMPLIANCE WITH LAWS

The Employees must respect and obey all applicable foreign, federal, state and local laws, rules and regulations applicable to the business and operations of the Corporation.

Employees who have access to, or knowledge of, material nonpublic information from or about the Corporation are prohibited from buying, selling or otherwise trading in the Corporation’s stock or other securities. “Material nonpublic” information includes any information, positive or negative, that has not yet been made available or disclosed to the public and that might be of significance to an investor, as part of the total mix of information, in deciding whether to buy or sell stock or other securities.

Employees also are prohibited from giving “tips” on material nonpublic information, that is directly or indirectly disclosing such information to any other person, including family members, other relatives and friends, so that they may trade in the Corporation’s stock or other securities.

Furthermore, if, during the course of an Employee’s service with the Corporation, he or she acquires material nonpublic information about another company, such as one of our customers or suppliers, or you learn that the Corporation is planning a major transaction with another company (such as an acquisition), the Employee is restricted from trading in the securities of the other company.

REPORTING ACTUAL AND POTENTIAL VIOLATIONS OF THE CODE AND ACCOUNTABILITY FOR COMPLIANCE WITH THE CODE

The Corporation, through the Board or the Audit Committee, is responsible for applying this Code to specific situations in which questions may arise and has the authority to interpret this Code in any particular situation. This Code is not intended to provide a comprehensive guideline for Senior Officers in relation to their business activities with the Corporation. Any Employee may seek clarification on the application of this Code from the Board or the Audit Committee.

Each Employee must:

.

notify the Corporation of any existing or potential violation of this Code, and failure to do so is itself a breach of the Code; and

.

not retaliate, directly or indirectly, or encourage others to do so, against any Employee for reports, made in good faith, of any misconduct or violations of the Code solely because that Employee raised a legitimate ethical issue.

The Board or the Audit Committee will take all action it considers appropriate to investigate any breach of the Code reported to it. All Employees are required to cooperate fully with any such investigations and to provide truthful and accurate information. If the Board or the Audit Committee determines that a breach has occurred, it will take or authorize disciplinary or preventative action as it deems appropriate, after consultation with the Corporation’s counsel if warranted, up to and including termination of employment. Where appropriate, the Corporation will not limit itself to disciplinary action but may pursue legal action against the offending Employee involved. In some cases, the Corporation may have a legal or ethical obligation to call violations to the attention of appropriate enforcement authorities.

Compliance with the Code may be monitored by audits performed by the Board, Audit Committee, the Corporation’s counsel and/or by the Corporation’s outside auditors. All Employees are required to cooperate fully with any such audits and to provide truthful and accurate information.

Any waiver of this Code for any Employee may be made only by the Board or the Audit Committee and will be promptly disclosed to stockholders and others, as required by applicable law. The Corporation must disclose changes to and waivers of the Code in accordance with applicable law.

CERTIFICATION PURSUANT TO

 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James Michael Ator, certify that:

1. I have reviewed this annual report on Form 10K of Denia Enterprises Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5. The small business issuer’s other certifying officer (s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: June 30, 2009

/s/ James Michael Ator
James Michael Ator
(Principal Executive Officer and Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James Michael Ator, President of Denia Enterprises Inc., hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the annual report on Form 10-K of Denia Enterprises Inc. for the year ended January 31, 2009 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Denia Enterprises Inc.

Dated: June 30, 2009

/s/ James Michael Ator
James Michael Ator
(Principal Executive Officer and Principal Financial Officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Denia Enterprises Inc. and will be retained by Denia Enterprises Inc. and furnished to the Securities and Exchange Commission or its staff upon request.